Form 10-Q
period 2023-09-30
Crescent Private Credit Income Corp
filed 2023-11-13
CIK 1954360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 814-01599

Crescent Private Credit Income Corp.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	88-4283363
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 2000, Los Angeles, CA	90025
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 235-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.01 par value per share, outstanding at November 13, 2023 was 2,997,407

Common shares outstanding exclude November 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

11

CRESCENT PRIVATE CREDIT INCOME CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Table of Contents

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Statement of Assets and Liabilities as of September 30, 2023 (Unaudited)	5
	Statements of Operations for the three months ended September 30, 2023 and for the period from May 5, 2023 (Commencement of Operations) through September 30, 2023 (Unaudited)	6
	Statements of Changes in Net Assets for the three months ended September 30, 2023 and for the period from May 5, 2023 (Commencement of Operations) through September 30, 2023 (Unaudited)	7
	Statement of Cash Flows for the period from May 5, 2023 (Commencement of Operations) through September 30, 2023 (Unaudited)	8
	Schedule of Investments as of September 30, 2023 (Unaudited)	9
	Notes to Financial Statements (Unaudited)	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	32
Part II	OTHER INFORMATION	33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this quarterly report on Form 10-Q (this “Quarterly Report”) constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. We believe that it is important to communicate our future expectations to our investors. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “will,” “should,” “targets,” “projects,” and variations of these words and similar expressions identify forward-looking statements, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

The following factors and factors listed under “Risk Factors” in this Quarterly Report and in the Pre-Effective Amendment No. 3 to our registration statement on Form N-2 filed with the SEC on September 27, 2023 provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors could have a material adverse effect on our business, results of operation and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;
•
regulations governing our operation as a business development company;
•
financing investments with borrowed money;
•
operation in a highly competitive market for investment opportunities;
•
our ability to successfully complete and integrate any acquisitions;
•
risks associated with original issue discount (“OID”) and payment-in-kind (“PIK”) interest income;
•
changes in interest rates may affect our cost of capital and net investment income;
•
the impact of changes in Secured Overnight Financing Rate (“SOFR”), or other benchmark rates on our operating results;
•
uncertainty as to the value of certain portfolio investments;
•
our ability to deploy any capital raised in this offering;
•
lack of liquidity in investments;
•
the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies;
•
the social, geopolitical, financial, trade and legal implications of Brexit;
•
Hamas’ attack on Israel and the ensuing conflict in the Middle East;
•
the timing, form and amount of any dividend distributions;
•
risks regarding distributions;
•
potential resignation of our investment adviser and/or administrator;
•
potential adverse effects of price declines and illiquidity in the corporate debt markets;
•
potential impact of economic recessions or downturns;
•
defaults by portfolio companies;
•
the outcome and impact of any litigation;
•
uncertainty surrounding the financial stability of the United States, Europe and China;
•
adverse developments in the credit markets; and
•
potential fluctuation in quarterly operating results.

Although we believe that the assumptions on which these forward-looking statements are based upon are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report and should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report or other information incorporated herein by reference, as applicable. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including registration statements on Form N-2, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Crescent Private Credit Income Corp.
Statement of Assets and Liabilities
(in thousands, except for per share data)
(Unaudited)

As of September 30, 2023
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $49,157)	$49,589
Cash and cash equivalents	36,082
Receivable from unsettled transactions	3,606
Interest receivable	424
Other assets	8
Total assets	$89,709

Liabilities
Payable for investments purchased	$12,632
Due to administrator	416
Accrued professional fees	156
Accrued expenses and other liabilities	128
Directors’ fees payable	48
Total liabilities	13,380

Commitments and Contingencies (Note 6)

Net assets
Common stock, par value $0.01 per share (300,000,000 shares authorized, 2,997,407 shares issued and outstanding)	30
Paid-in capital in excess of par value	74,995
Accumulated earnings/(loss)	1,304
Total net assets	76,329
Total liabilities and net assets	$89,709
Net asset value per share (Class I)	$25.47

See accompanying notes

Crescent Private Credit Income Corp.
Statements of Operations
(in thousands, except for per share data)
(Unaudited)

	For the three months ended September 30, 2023	For the period from May 5, 2023 (Commencement of Operations) through September 30, 2023
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$1,396	$1,652
Total investment income	1,396	1,652
Expenses:
Management fees	190	244
Income based incentive fees	112	112
Capital gains based incentive fees	54	54
Professional fees	84	156
Directors’ fees	48	89
Other general and administrative expenses	365	535
Total expenses	853	1,190
Management fees waiver	(190)	(244)
Income based incentive fees waiver	(112)	(112)
Capital gains based incentive fees waiver	(54)	(54)
Net expenses	497	780
Net investment income/(loss)	899	872
Net realized and unrealized gains (losses) on investments:
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	340	432
Net realized and unrealized gains (losses) on investments	340	432
Net increase (decrease) in net assets resulting from operations	$1,239	$1,304

See accompanying notes

Crescent Private Credit Income Corp.
Statements of Changes in Net Assets
(in thousands except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at June 30, 2023	1,201,000	$12	$30,013	$65	$30,090
Net increase (decrease) in net assets resulting from operations:
Net investment income/(loss)	-	-	-	899	899
Net change in unrealized appreciation (depreciation) on investments	-	-	-	340	340
Issuance of common stock - Class I shares	1,796,407	18	44,982	-	45,000
Total increase (decrease) in net assets	1,796,407	$18	$44,982	$1,239	$46,239
Balance at September 30, 2023	2,997,407	$30	$74,995	$1,304	$76,329

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at May 5, 2023 (Commencement of Operations)	1,000	$0	$25	$-	$25
Net increase (decrease) in net assets resulting from operations:
Net investment income/(loss)	-	-	-	872	$872
Net change in unrealized appreciation (depreciation) on investments	-	-	-	432	$432
Issuance of common stock - Class I shares	2,996,407	30	74,970	-	$75,000
Total increase (decrease) in net assets	2,996,407	$30	$74,970	$1,304	$76,304
Balance at September 30, 2023	2,997,407	$30	$74,995	$1,304	$76,329

See accompanying notes

Crescent Private Credit Income Corp.
Statement of Cash Flows
(in thousands, except share and per share data)
(Unaudited)
For the period from May 5, 2023 (Commencement of Operations) through September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,304
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(49,343)
Proceeds from sales of investments and principal repayments	218
Net change in unrealized (appreciation) depreciation on investments	(432)
Amortization of premium and accretion of discount, net	(32)
Change in operating assets and liabilities:
(Increase) decrease in receivable from unsettled transactions	(3,606)
(Increase) decrease in interest receivable	(424)
(Increase) decrease in other assets	(8)
Increase (decrease) in directors’ fees payable	48
Increase (decrease) in payable for investment purchased	12,632
Increase (decrease) in accrued expenses and other liabilities	700
Net cash provided by (used for) operating activities	$(38,943)
Cash flows from financing activities:
Proceeds from issuance of common stock	75,000
Net cash provided by (used for) financing activities	75,000
Net increase (decrease) in cash and cash equivalents	36,057
Cash and cash equivalents, beginning of period	25
Cash and cash equivalents, end of period	$36,082

See accompanying notes

Crescent Private Credit Income Corp. Schedule of Investments September 30, 2023 (dollar amounts in thousands) (Unaudited)
Country/Security/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
AECOM Management Services (Amentum) (7)	Senior Secured First Lien Term Loan	S + 400	9.33%	01/2027	746	732	1.0	741
Energy Solutions	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	9.32%	09/2030	750	747	1.0	746
Fairbanks Morse Defense (7)	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.99%	06/2028	373	364	0.5	371
White Cap (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.08%	10/2027	997	991	1.3	997
					2,866	2,834	3.8	2,855
Commercial and Professional Services
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	S + 450 (100 Floor)	10.00%	04/2025	1,302	1,285	1.7	1,281
CHA Holdings, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	10.00%	04/2025	574	567	0.7	565
Vaco Holdings (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.34%	01/2029	746	683	0.9	720
WCG/WIRB-Copernicus Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (100 Floor)	9.32%	01/2027	746	731	1.0	739
					3,368	3,266	4.3	3,305
Consumer Discretionary Distribution and Retail
1-800 Contacts (CNT Holdings I Corp) (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.80%	11/2027	746	742	1.0	745
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	9.18%	03/2028	746	740	1.0	746
Harbor Freight Tools USA, Inc (7)	Senior Secured First Lien Term Loan	S + 275 (50 Floor)	8.18%	10/2027	998	984	1.3	992
Les Schwab Tire (LS Group Opco Acquisition, LLC) (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	8.57%	11/2027	748	747	1.0	745
					3,238	3,213	4.3	3,228
Consumer Durables and Apparel
Lakeshore Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.95%	09/2028	875	868	1.1	869
					875	868	1.1	869
Consumer Services
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	9.33%	01/2029	746	735	1.0	740
Inspire Brands, Inc. (Arby’s & Buffalo Wild Wings) (7)	Senior Secured First Lien Term Loan	S + 300 (75 Floor)	8.33%	12/2027	746	738	1.0	744
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.65%	04/2028	746	737	0.9	717
Whatabrands LLC (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	8.43%	08/2028	998	997	1.3	996
					3,236	3,207	4.2	3,197
Energy
Brazos (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.08%	02/2030	748	745	1.0	745
TallGrass Energy (Prairie ECI) (7)	Senior Secured First Lien Term Loan	S + 475	10.17%	03/2026	750	742	1.0	750
					1,498	1,487	2.0	1,495
Financial Services
Blackhawk Network Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 275	8.17%	06/2025	746	741	1.0	745
					746	741	1.0	745
Food, Beverage and Tobacco
Triton Water Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.49%	03/2028	746	721	1.0	729
					746	721	1.0	729

See accompanying notes

Crescent Private Credit Income Corp. Schedule of Investments September 30, 2023 (dollar amounts in thousands) (Unaudited)
Country/Security/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Health Care Equipment and Services
Aspen Dental- ADMI Corp (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.08%	12/2027	746	694	0.9	698
DuPage Medical Group (Midwest Physician) (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	8.90%	03/2028	746	696	0.9	703
Laserway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 575 (75 Floor)	11.32%	10/2027	1,796	1,778	2.3	1,772
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 375	8.99%	11/2025	703	696	0.9	703
Medical Solutions LLC (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.67%	11/2028	746	701	0.9	724
Medline Industries (Mozart Borrower) (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.58%	10/2028	746	735	1.0	745
Pacific Dental Services (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.93%	05/2028	495	495	0.6	495
Upstream Newco Inc (7)	Senior Secured First Lien Term Loan	S + 425	9.49%	11/2026	748	693	0.9	720
					6,726	6,488	8.4	6,560
Insurance
Accession Risk Management (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2026	-	(23)	-	(11)
BroadStreet Partners Inc. (7)	Senior Secured First Lien Term Loan	S + 400	9.33%	01/2029	748	746	1.0	749
Outcomes Group Holdings Inc (7)	Senior Secured First Lien Term Loan	S + 350	9.13%	10/2025	748	745	1.0	746
Sedgwick CMS Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 375	9.08%	02/2028	746	741	1.0	746
					2,242	2,209	3.0	2,230
Materials
Anchor Packaging LLC (7)	Senior Secured First Lien Term Loan	S + 350	8.92%	07/2026	748	744	1.0	743
Chemours (6)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.83%	08/2028	717	707	0.9	710
Novolex - Flex Acquisition Company, Inc. (7)	Senior Secured First Lien Term Loan	S + 417.5 (50 Floor)	9.61%	04/2029	746	733	1.0	737
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 350	8.93%	08/2026	748	729	0.9	724
					2,959	2,913	3.8	2,914
Media and Entertainment
Authentic Brands Group - ABG (7)	Senior Secured First Lien Term Loan	S + 400	9.32%	12/2028	628	625	0.8	629
Authentic Brands Group - ABG (5)(7)	Senior Secured First Lien Delayed Draw Term Loan			12/2028	-	-	-	-
CMG Media Corp (7)	Senior Secured First Lien Term Loan	S + 350	8.74%	12/2026	748	679	0.9	688
Red Ventures, LLC (7)	Senior Secured First Lien Term Loan	S + 300	8.33%	03/2030	746	742	1.0	742
Yahoo/Verizon Media (7)	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	10.83%	09/2027	730	703	0.9	719
					2,852	2,749	3.6	2,778
Pharmaceuticals, Biotechnology and Life Sciences
Parexel (Phoenix Newco, Inc.) (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.68%	11/2028	996	987	1.3	990
					996	987	1.3	990
Real Estate Management and Development
Chamberlain Group (Chariot Buyer) (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.68%	11/2028	996	974	1.3	983
					996	974	1.3	983

See accompanying notes

Crescent Private Credit Income Corp. Schedule of Investments September 30, 2023 (dollar amounts in thousands) (Unaudited)
Country/Security/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software and Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	10.32%	08/2028	750	742	1.0	741
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 425	9.58%	08/2028	746	706	1.0	726
Cloud Software (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	9.99%	03/2029	250	241	0.3	241
Endure Digital (Endurance Intl) (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.79%	02/2028	746	691	1.0	727
Ensono (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.43%	05/2028	499	483	0.6	482
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(12)	-	(12)
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 600 (75 Floor)	11.40%	09/2030	4,500	4,389	5.6	4,387
Micro Holdings (7)	Senior Secured First Lien Term Loan	S + 425	9.57%	05/2028	748	726	0.9	725
Milano Acquisition Corp (Gainwell) (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.49%	10/2027	996	975	1.3	974
RealPage, Inc. (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	8.33%	04/2028	746	726	1.0	739
RevSpring, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	9.24%	10/2025	746	717	1.0	736
					10,727	10,384	13.7	10,466
Utilities
Granite Energy LLC (7)	Senior Secured First Lien Term Loan	S + 375 (100 Floor)	9.08%	11/2026	731	722	0.9	718
					731	722	0.9	718

Total Debt Investments United States					44,802	$43,763	57.7%	$44,062
New Zealand
Debt Investments
Software & Services
Pushpay USA Inc. (4)(5)(6)	Unitranche First Lien Revolver			05/2029	-	(12)	-	(3)
Pushpay USA Inc. (6)	Unitranche First Lien Term Loan	S + 675 (75 Floor)	12.12%	05/2030	5,571	5,406	7.2	5,530
Total Debt Investments New Zealand					5,571	5,394	7.2	5,527
Total Investments						$49,157	64.9%	$49,589

Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents	-	5.22%	-	36,082	36,082	47.3	36,082
Cash Equivalents Total						$36,082	47.3%	$36,082
Investments and Cash Equivalents Total						$85,239	112.2%	$85,671

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of September 30, 2023, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $76,329 as of September 30, 2023.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
SOFR (“S”)	-	5.32%	5.40%	5.47%	5.47%
(1)
All positions held are non-controlled/non-affiliated investments, unless otherwise noted, as defined by the 1940 Act. Non-controlled/non-affiliated investments are investments that are neither controlled nor affiliated.

(2)
All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act. Its investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(3)
The fair value of the investment was determined using significant unobservable inputs unless otherwise noted, as defined by the 1940 Act. See Note 2 “Summary of Significant Accounting Policies”.
(4)
The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.
(5)
Position or portion thereof is an unfunded loan commitment and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. See Note 6 “Commitments and Contingencies”.
(6)
Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 7.28% as of September 30, 2023.
(7)
This investment is valued using observable inputs and is considered a Level 2 investment per FASB guidance under ASC 820. See Note 5 for further information related to investments at fair value.

See accompanying notes

Crescent Private Credit Income Corp.

Notes to Financial Statements

(in thousands, except share and per share amounts)

September 30, 2023 (Unaudited)

Note 1. Organization and Basis of Presentation

Crescent Private Credit Income Corp. (the “Company”) was formed on November 10, 2022 as a Maryland corporation structured as a non-diversified, closed-end management investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is externally managed by its adviser, Crescent Cap NT Advisors, LLC (the “Adviser”), an investment adviser registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. In addition, the Company intends to qualify as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company intends to invest primarily in directly originated assets, including debt securities and related equity investments, made to or issued by U.S. middle-market companies. The Company may also make investments in syndicated loans and other liquid credit opportunities, including in publicly traded debt instruments, for cash management purposes and to generate attractive risk adjusted returns.

CCAP Administration LLC (the “Administrator”) provides certain administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Adviser and Administrator, along with the Company’s Board of Directors (the “Board”). The Adviser directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s portfolio assets to the Adviser. The Board consists of five directors, three of whom are independent.

On May 3, 2023, Crescent Capital Group LP, an affiliate of the Adviser (“Crescent”), purchased 1,000 Common Shares for $25.0, or $25.00 per share.

On May 5, 2023, Sun Life Assurance Company of Canada (“Sun Life Assurance”), an affiliate of Sun Life Financial Inc., a majority owner of the Company (“Sun Life”) made a $150,000 capital commitment to the Company. On May 5, 2023, the Company received the capital call proceeds totaling $30,000 from Sun Life Assurance. In June 2023, Sun Life Assurance subsequently transferred its remaining undrawn commitment totaling $120,000 to BK Canada Holdings Inc. (“BK Canada”), an affiliate of Sun Life, pursuant to a transfer agreement among Sun Life Assurance, BK Canada and the Company (the “Transfer Agreement”). As of September 30, 2023, the Company has received $45,000 of $120,000 in total capital call proceeds from BK Canada.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company's functional currency is the United States dollar and these financial statements have been prepared in that currency. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. The Company is treated as an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies.

In the opinion of management, the financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2023.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. The financial statements reflect all adjustments that in the opinion of management are necessary for the fair statement of the Company’s results of the period presented. Although management believes that the estimates and assumptions are reasonable, changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and may include highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. The Company deposits its cash and cash equivalents with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. Cash equivalents held by the Company are deemed to be a Level 1 asset per ASC 820 Fair Value hierarchy, as defined below.

Investment Transactions

Loan originations are recorded on the date of the binding commitment. Investments purchased on a secondary market are recorded on the trade date. Realized gains or losses are recorded using the specific identification method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment fair values as of the last day of the reporting period and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investment Valuation

The Company applies Financial Accounting Standards Board ASC 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1—Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Adviser utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the Adviser, as the Board’s valuation designee, determines the fair value of the investments in good faith, based on, among other things, the fair valuation recommendations from investment professionals, the oversight of the Company’s Audit Committee and independent third-party valuation firms.

The Adviser, as the valuation designee, undertakes a multi-step valuation process under the supervision of the Board, which includes, among other procedures, the following:

• Each investment is initially valued by the investment professionals responsible for monitoring that investment.

• The Adviser has established pricing and valuation committees, which are responsible for reviewing and approving the fair valuation recommendations from the investment professionals.

• The valuations of certain portfolio investments are independently corroborated by third-party valuation firms based on certain criteria including investment size and risk profile.

• Final valuation determinations and supporting materials are provided to the Board quarterly as part of the Board's oversight of the Adviser as the valuation designee.

Investments in investment companies are valued at fair value. Fair values are generally determined utilizing the net asset value (“NAV”) supplied by, or on behalf of, management of each investment company, which is net of management and incentive fees or allocations charged by the investment company and is in accordance with the “practical expedient”, as defined by ASC 820. NAVs received by, or on behalf of, management of each investment company are based on the fair value of the investment company’s underlying investments in accordance with policies established by management of each investment company, as described in each of their financial statements and offering memorandum. Investments which are valued using NAV as a practical expedient are excluded from the above hierarchy.

The Company applies the valuation policy approved by the Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, in its capacity as the Board’s valuation designee, evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the unrealized gains or losses reflected herein.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of purchase discounts and premiums. Discounts and premiums to par value are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts and premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

Dividend income from common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income from preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Each distribution received from an equity investment is evaluated to determine if the distribution should be recorded as dividend income or a return of capital to the stockholders. Generally, the Company will not record distributions from equity investments as dividend income unless there is sufficient current or accumulated earnings prior to the distribution. Distributions that are classified as a return of capital to stockholders are recorded as a reduction in the cost basis of the investment.

Certain investments have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal or cost basis of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2023, we had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company's organization. Organization expenses will be paid by the Adviser until the commencement of the Company’s anticipated public offering of its common shares (the “Offering”). The Company’s obligation to reimburse the Adviser for organizational expenses paid on its behalf is contingent upon the commencement of the Offering. Subsequent to the commencement of the Offering, any organization expenses incurred by the Company, including the reimbursements to the Adviser, will be expensed as incurred. The Company’s reimbursement of organization expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement (as defined below). As of September 30, 2023, the Adviser accrued or paid organization expenses of $1,526 on behalf of the Company.

Offering Expenses

The Company's offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company's registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses will be incurred by the Adviser until the commencement of the Offering. The Company’s obligation to reimburse the Adviser for offering expenses paid on its behalf is contingent upon the commencement of the Offering. Subsequent to the commencement of the Offering, any offering expenses incurred by the Company, including reimbursements to the Adviser, will be recorded as deferred offering costs on the statement of assets and liabilities and then subsequently amortized to expenses on the Company's statement of operations over 12 months. The Company’s reimbursement of offering expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement (as defined below). As of September 30, 2023, the Adviser accrued or paid offering expenses of $2,962 on behalf of the Company.

Income Taxes

The Company elected to be regulated as a BDC under the Investment Company Act. The Company also intends to qualify as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. To the extent that the Company determines that estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated undistributed taxable income.

Allocation of Income, Expenses, Gains and Losses

Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the aggregate NAV of that class in relation to the aggregate NAV of the Company. Expenses that are specific to a class of shares are allocated to such class directly.

Distributions

To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its stockholders. Distributions to stockholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including stockholder servicing and/or distribution fees, if any.

The Company has adopted a distribution reinvestment plan pursuant to which stockholders will have their cash distributions automatically reinvested in additional shares of the Company's same class of common stock to which the distribution relates unless they elect to receive their distributions in cash.

Note 3. Agreements and Related Party Transactions

Administration Agreement

On May 3, 2023, the Company entered into the administration agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, the Administrator provides administrative services to the Company. These services include providing office facilities, equipment, clerical bookkeeping and record keeping services, maintaining financial and other records, preparing reports to stockholders and reports and other materials filed with the SEC or any other regulatory authority, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered by others. The Administrator also will provide on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Certain of these services are reimbursable to the Administrator under the terms of the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, the Company incurred administrative services expenses of $242 and $364, respectively, which are included in other general and administrative expenses on the Statement of Operations. As of September 30, 2023, $416 was payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

No person who is an officer, director or employee of the Administrator or its affiliates and who serves as a director of the Company receives any compensation for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the costs, expenses, compensation and benefits paid by the Administrator or its affiliates to the Company’s chief compliance officer, chief financial officer, general counsel and secretary, their respective staffs and operations staff who provide services to the Company; provided that such reimbursement does not conflict with Section 7.8 of the Company's charter. The allocable portion of the compensation for these officers and other professionals are included in the administration expenses paid to the Administrator. Directors who are not affiliated with the Administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Investment Advisory and Management Agreement

On May 3, 2023, the Company entered into an investment advisory and management agreement with the Adviser (the “Investment Advisory and Management Agreement”). Under the terms of the Investment Advisory and Management Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory and Management Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory and Management Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below. The Adviser agreed to waive its base management and incentive fees until the commencement of the Offering.

Base Management Fee

The base management fee is calculated and payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory and Management Agreement, “net assets” means the Company’s total net assets determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company had operations, net assets were measured as the beginning net assets as of the date on which the Company commenced operations.

For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023 the Company incurred management fees of $190 and $244, respectively, all of which were voluntarily waived by the Adviser. As of September 30, 2023, no management fees were unpaid.

Incentive Fee per Investment Advisory and Management Agreement

Under the Investment Advisory and Management Agreement, the incentive fee consists of two parts:

The first part, the income incentive fee, is calculated and payable quarterly in arrears and is paid with respect to the Company’s pre-incentive fee net investment income (as defined below) in each calendar quarter as follows: (a) no incentive fee based on pre-incentive fee net investment income in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed a hurdle rate of 1.25% per quarter (5.0% annualized) (the “Hurdle”), (b) 100% of the dollar amount of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle rate but is less than a rate of return of 1.4286% (5.714% annualized), and (c) 12.5% of the dollar amount of the Company’s pre-incentive fee net investment income, if any, that exceeds a rate of return of 1.4286% (5.714% annualized).

The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year at a rate of 12.5% of the Company’s realized capital gains, if any, on a cumulative basis from the Company’s commencement of operations through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. In the event that the Investment Advisory and Management Agreement shall terminate as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying a capital gains incentive fee.

Pre-incentive fee net investment income means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets in accordance with GAAP at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during each calendar quarter, minus the Company’s operating expenses accrued for such quarter (including the base management fee, expenses payable under the Administration Agreement entered into between us and the Administrator and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any stockholder and/or distribution servicing fees). Pre-incentive fee net investment income returns include, in the case of investments with a deferred interest feature (such as market or original issue discount, debt investments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from pre-incentive fee net investment income. Fees payable under the Investment Advisory and Management Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant quarter.

For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, the Company incurred income incentive fees of $112 and $112, respectively, all of which were voluntarily waived by the Adviser. As of September 30, 2023, no income incentive fees were unpaid.

GAAP Incentive Fee on Cumulative Unrealized Capital Appreciation

The Company accrues, but does not pay, a portion of the incentive fee based on capital gains with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue an incentive fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the incentive fee based on capital gains, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, since an incentive fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee payable under the Investment Advisory and Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company records a capital gains incentive fee equal to 12.5% of such amount, minus the aggregate amount of actual incentive fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, the Company recorded GAAP incentive fees of $54 and $54, respectively, all of which were voluntarily waived by the Adviser. As of September 30, 2023, no GAAP incentive fees were unpaid.

Intermediary Manager Agreement

On July 17, 2023, the Company entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with Emerson Equity LLC (the “Intermediary Manager”). Under the terms of the Intermediary Manager Agreement, the Intermediary Manager agreed to, among other things, manage the Company's relationships with third-party brokers engaged by the Intermediary Manager to participate in the distribution of common shares and financial advisors. The Intermediary Manager will be entitled to receive stockholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% of the Company’s aggregate NAV attributable to Class S shares as of the beginning of the first calendar day of the month. The Intermediary Manager is entitled to receive stockholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.25% of the Company’s aggregate NAV attributable to Class D shares as of the beginning of the first calendar day of the month. No stockholder servicing and/or distribution fees will be paid with respect to Class I. The stockholder servicing and/or distribution fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the stockholder servicing and/or distribution fees will be retained by, or re-allowed (paid) to, participating broker-dealers.

The Company will cease paying the stockholder servicing and/or distribution fees on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of the Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Offering, including the stockholder servicing and/or distribution fees and other underwriting compensation, is equal to 10% of the gross proceeds from the Offering.

In addition, at the end of the month in which the Intermediary Manager in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and stockholder servicing and/or distribution fees paid with respect to any single share held in a stockholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such common shares (or a lower limit as determined by the Intermediary Manager or the applicable selling agent), the Company will cease paying the stockholder servicing and/or distribution fee on either (i) each such share that would exceed such limit or (ii) all Class S shares and Class D shares in such stockholder’s account. At the end of such month, the applicable Class S shares or Class D shares in such common stockholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such Class S or Class D shares.

The Intermediary Manager is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority.

The Intermediary Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Company’s board of directors who are not “interested persons”, as defined in the Investment Company Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Intermediary Manager Agreement or by vote of a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Intermediary Manager.

The Intermediary Manager may terminate the Intermediary Manager Agreement, without the payment of penalty, on at least 120 days' written notice to the Company. Either party may terminate the Intermediary Manager Agreement immediately upon notice to the other party in the event that such other party shall have failed to comply with any material provision of the Intermediary Manager Agreement. The Intermediary Manager Agreement will automatically terminate in the event of its assignment, as defined in the Investment Company Act. The Company’s obligations under the Intermediary Manager Agreement to pay the stockholder servicing and/or distribution fees with respect to the Class S and Class D shares distributed shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

Distribution and Servicing Plan

On May 4, 2023, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the stockholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to the Class S and Class D shares on an annualized basis as a percentage of the Company’s NAV for such class.

Class of Shares of Beneficial Interest	Fee Rate
Class S Shares	0.85%
Class D Shares	0.25%
Class I Shares	-

The stockholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation.

The Intermediary Manager will reallow (pay) all or a portion of the stockholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing stockholder services performed by such brokers, and will waive stockholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the stockholder servicing and/or distribution fees with respect to Class S or Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

Eligibility to receive the stockholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the stockholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the stockholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The stockholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, the Company has not incurred any expenses in connection with the Intermediary Manager Agreement.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an Expense Support and Conditional Reimbursement Agreement on May 3, 2023 (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain expenses of the Company on the Company’s behalf (each, an “Expense Payment”), provided that no portion of an Expense Payment will be used to pay any interest expense or stockholder servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company or on behalf of the Company in any combination of cash or other immediately available funds no later than forty-five days after such election was made in writing by the Adviser, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s stockholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to or on behalf of the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” As described below, reimbursement payments are conditioned on (i) an expense ratio (excluding any management or incentive fee) that, after giving effect to the recoupment, is lower than the expense ratio (excluding any management or incentive fee) at the time of the fee waiver or expense reimbursement and (ii) a distribution level (exclusive of return of capital to stockholders, if any), equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. Reimbursement Payments for a given Expense Payment must be made within three years prior to the last business day of the applicable calendar month. The expense support is measured on a per share class basis.

The Expense Support Agreement provides that no Reimbursement Payment will be made for any calendar month if: (1) the annualized rate (based on a 365-day year) of regular cash distributions per share of common stock declared by the Board exclusive of returns of capital, distribution rate reductions due to distribution and stockholder fees, and any declared special dividends or distributions (the “Effective Rate of Distributions Per Share”) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing Operating Expenses (as defined below), less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the operating costs and expenses incurred, as determined in accordance with GAAP.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated, non-controlled, affiliated or controlled affiliated, investments.

Investments at fair value consisted of the following (in thousands):

	As of September 30, 2023
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$39,386	$39,687	$301
Unitranche First Lien	9,771	9,902	131
Total Investments	$49,157	$49,589	$432

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of September 30, 2023	Percentage of Fair Value
Software and Services	$15,993	32.3%
Health Care Equipment and Services	6,560	13.2
Commercial and Professional Services	3,305	6.7
Consumer Discretionary Distribution and Retail	3,228	6.5
Consumer Services	3,197	6.4
Materials	2,914	5.9
Capital Goods	2,855	5.7
Media and Entertainment	2,778	5.6
Insurance	2,230	4.5
Energy	1,495	3.0
Pharmaceuticals, Biotechnology and Life Sciences	990	2.0
Real Estate Management and Development	983	2.0
Consumer Durables and Apparel	869	1.8
Financial Services	745	1.5
Food, Beverage and Tobacco	729	1.5
Utilities	718	1.4
Total Investments	$49,589	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of September 30, 2023	Percentage of Fair Value
United States	$44,062	88.9%
New Zealand	5,527	11.1
Total Investments	$49,589	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2023 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$36,397	$3,290	$39,687
Unitranche First Lien	—	—	9,902	9,902
Total Investments	$—	$36,397	$13,192	$49,589

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the period from May 5, 2023 (commencement of operations) through September 30, 2023, based off of the fair value hierarchy as of September 30, 2023 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Total
Balance as of May 5, 2023 (Commencement of Operations)	$-	$-	$-
Amortized discounts/premiums	-	3	3
Net change in unrealized appreciation (depreciation)	7	133	140
Purchases	3,285	9,766	13,051
Sales/principal repayments/paydowns	(2)	-	(2)
Balance as of September 30, 2023	$3,290	$9,902	$13,192
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$7	$133	$140

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of September 30, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$3,290	Broker Quoted	Broker Quote			N/A

Unitranche First Lien	$9,902	Discounted Cash Flows	Discount Rate	11.9%	-	12.3%	(12.1%)

Total	$13,192

As noted above, the discounted cash flows approach was used in the determination of fair value of certain Level 3 assets as of September 30, 2023. The significant unobservable input used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments.

Note 6. Commitments and Contingencies

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Statement of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of September 30, 2023
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment
Accession Risk Management (2)	Delayed Draw Term Loan	10/30/2026	$1,500
Authentic Brands Group - ABG (2)	Delayed Draw Term Loan	12/21/2028	120
Evergreen IX Borrower 2023, LLC (3)	Revolver	9/29/2029	500
Pushpay USA Inc. (3)	Revolver	5/10/2030	429
Total			$2,549
(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Investment pays 1.00% unfunded commitment fee on delayed draw term loan facility.
(3)
Investment pays 0.50% unfunded commitment fee on revolving credit facility.

Other Commitments and Contingencies

In the normal course of business, the Company enters into contracts which provide a variety of representations and warranties, and that provide general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any risk exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

The Adviser has agreed to bear certain expenses through the date on which the Company commences the Offering. The Company will be obligated to reimburse the Adviser for such advanced expenses upon commencing the Offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support Agreement. The total organization expenses incurred as of September 30, 2023 was $1,526, all of which had been borne by the Adviser. The total offering expenses incurred as of September 30, 2023 was $2,962, all of which had been borne by the Adviser.

Note 7. Net Assets

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be NAV per share for each share class as of the last calendar day of the immediately preceding month.

In connection with its formation, the Company has the authority to issue 300,000,000 of Common Shares of beneficial interest at $0.01 par value per share.

On May 3, 2023 and May 5, 2023, affiliates of the Company, Crescent and Sun Life Assurance, were issued 1,201,000 Class I shares for $30,025 at $25.00 per share.

On July 3, 2023, BK Canada, an affiliate of the Adviser, was issued 1,796,407 Class I shares for $45,000 at $25.05 per share. $45,000 of BK Canada's $120,000 total capital commitment has been called through September 30, 2023.

Share Repurchase Program

At the discretion of the Board and beginning no later than the first full calendar quarter from the date on which the Company commences the Offering, the Company intends to commence a share repurchase program in which the Company intends to offer to repurchase, in each quarter, up to 5% of its common shares outstanding (either by number of shares or aggregate NAV) in each quarter. The Board may amend, suspend, or terminate the share repurchase program if it deems such action to be in the best interest of the Company and its common stockholders. As a result, share repurchases may not be available each quarter, or at all. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act, with terms of such tender offer published in a tender offer statement to be sent to all stockholders and filed with the SEC on Schedule TO. All common stockholders will be given at least 20 business days to elect to participate in such share repurchases. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by the Company’s Board, except that the Company deducts 2.00% from such NAV for shares that have not been outstanding for at least one year (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining common stockholders.

Note 8. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

For the period from May 5, 2023 (Commencement of Operations) through September 30, 2023 (8)
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income (1)	0.38
Net realized and unrealized gains on investments(1)(2)	0.09
Net increase in net assets resulting from operations	0.47
Net asset value, end of period	$25.47
Shares outstanding, end of period	2,997,407
Total return based on net asset value (3)	1.88%
Ratio/Supplemental Data:
Net assets, end of period	$76,329
Ratio of total net expenses to average net assets(4)(5)(7)	3.89%
Ratio of net investment income to average net assets (5)	4.35%
Portfolio turnover (6)	0.74%
(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
Total return based on NAV is calculated as the change in NAV per share during the period plus declared dividends per share during the period, divided by the beginning NAV per share, and not annualized.
(4)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees.
(5)
Annualized.
(6)
Not annualized.
(7)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive the management, income and capital gains incentive fees. Excluding the effects of the voluntary waivers, the annualized ratio of total expenses to average net assets would have been 5.94% for the period from May 5, 2023 through September 30, 2023.
(8)
Net asset information presented is related to Class I shares.

Note 9. Income Taxes

The Company's aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

As of September 30, 2023
Tax Cost	$85,238
Gross Unrealized Appreciation	$482
Gross Unrealized Depreciation	(50)
Net Unrealized Investment Appreciation (Depreciation)	$432

Note 10. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the financial statements as of September 30, 2023.

On October 19, 2023, the Fund issued a capital call notice to BK Canada. Pursuant to such capital call notice and the Transfer Agreement, BK Canada is obligated to make a capital contribution of $25,000 due November 1, 2023. The price per Class I share received in exchange for BK Canada’s capital contribution will equal the Fund’s NAV per Class I share as of the last day of October

2023 (the “October NAV”). The number of Class I shares issued to BK Canada will be based on the October NAV and Class I shares will be credited to BK Canada as of the effective date of the share purchase, November 1, 2023. After giving effect to the capital call, $70,000 of BK Canada's $120,000 total capital commitment will have been called.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. Some of the statements in this section (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Crescent Private Credit Income Corp. (the “Fund”, “we”, “us”, or “our”). The forward-looking statements contained in this section involve a number of risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the Investment Company Act. Formed as a Maryland corporation on November 10, 2022, we are externally managed by our investment adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our investment adviser is registered as an investment adviser with the SEC. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

We are externally managed by our investment adviser, Crescent Cap NT Advisors, LLC (the “Adviser”), an affiliate of Crescent, pursuant to our Investment Advisory and Management Agreement (as defined below). Our administrator, CCAP Administration LLC (the “Administrator”), an affiliate of Crescent, provides certain administrative and other services necessary for us to operate. CCAP Administration LLC also serves as the Administrator of Crescent Capital BDC, Inc., a publicly-traded BDC affiliated with the Fund, since 2015.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation through debt and related equity investments. We invest primarily in directly originated assets, including first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position), second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, which in some cases includes an equity component and preferred component and other types of credit instruments, made to or issued by U.S. middle-market companies. The Fund’s primary focus is to invest in companies with EBITDA of $35 million to $120 million; however, the Fund may invest in larger or smaller companies. The first and second lien senior secured loans generally have terms of five to eight years. In connection with our first and second lien senior secured loans, we generally receive security interests in certain assets of our portfolio companies that could serve as collateral in support of the repayment of such loans. First and second lien senior secured loans generally have floating interest rates, which may have interest rate floors, and also may provide for some amortization of principal and excess cash flow payments, with the remaining principal balance due at maturity. To a lesser extent, we may make investments in syndicated loans and other liquid credit investment opportunities, including in publicly traded debt instruments, for cash management purposes, while also presenting an opportunity for attractive investment returns. The credit instruments we may invest in include distressed securities, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities and government and municipal obligations. The Fund may also invest in foreign instruments and illiquid and restricted securities. Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). While most of our investments will be in private U.S. companies, we also expect to invest from time to time in non-U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies). We believe that our liquid credit investments will help maintain liquidity to satisfy any share repurchases we choose to make in our sole discretion and manage cash before investing subscription proceeds into directly originated loans while also seeking attractive investment returns. We expect these investments to enhance our risk/return profile and serve as a source of liquidity for the Fund. Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Crescent funds. From time to time, we may co-invest with other Crescent funds.

“First lien” investments are senior loans that have the benefit of a first-priority security interest on all existing and future assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets.

“Unitranche” investments are loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority among different lenders in the unitranche loan. In certain instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate.

“Second lien” investments are loans with a second priority lien on all existing and future assets of the portfolio company. The security interest ranks below the security interests of any first lien and unitranche lenders in those assets.

“Unsecured debt” investments are loans that generally rank senior to a borrower’s equity securities and junior in right of payment to such borrower’s other senior indebtedness.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed herein.

For a description of our critical accounting policies and estimates, see Note 2 “Significant Accounting Policies” to our financial statements included in this report. We consider the most significant accounting policies to be those related to our Investment Valuation, Interest and Dividend Income Recognition, Distributions, and Income Taxes.

COMPONENTS OF OPERATIONS

Investments

We expect our investment activity to vary substantially from period to period depending on many factors, the general economic environment, the amount of capital we have available to us, the level of merger and acquisition activity for middle-market companies, including the amount of debt and equity capital available to such companies and the competitive environment for the type of investments we make. In addition, as part of our risk strategy on investments, we may reduce certain levels of investments through partial sales or syndication to additional investors.

We may not invest in any assets other than “qualifying assets” specified in the Investment Company Act, unless, at the time the investments are made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

The Investment Adviser

Our investment activities are managed by the Adviser, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Crescent is majority owned by Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”).

Revenues

We generate revenue primarily in the form of interest income on debt investments and capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies.

Certain investments may have contractual PIK interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal or cost basis of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point we believe PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status. We also generate revenue in the form of commitment or origination fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income over the life of the loan using the effective yield method.

Dividend income from common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Dividend income from preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

We may receive other income, which may include income such as consent, waiver, amendment, underwriting, and arranger fees associated with our investment activities as well as any fees for managerial assistance services rendered to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Expenses

Except as specifically provided below, all investment professionals of the Adviser and their respective staff, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:

•
investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory and Management Agreement;
•
our allocable portion of the costs, expenses and benefits paid by the Administrator or its affiliates to our chief compliance officer, chief financial officer, general counsel and secretary, their respective staffs and our operations and finance staffs who provide services to us; provided that such reimbursement does not conflict with section 7.8 of our charter;
•
all other expenses reasonably incurred by us in operating the business.

The Adviser has agreed to advance all of our organization and offering expenses on our behalf until the commencement of the Company’s anticipated public offering of its common shares (the “Offering”). Subsequent to the commencement of the Offering, any such expenses incurred by the Company, including the reimbursements to the Adviser, will be expensed as incurred subject to the Expense Support Agreement. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pays on our behalf), subject to certain conditions. See “Components of Operations — Expenses — Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

From time to time, the Adviser, the Administrator, or their respective affiliates, may pay third party providers of goods or services. We will reimburse the Adviser, the Administrator, or such affiliates thereof for any such amounts paid on our behalf. Each of the Adviser or the Administrator will waive its right to be reimbursed in the event that such reimbursements would cause any distributions to our common stockholders to constitute a return of capital to stockholders. All of these expenses will ultimately be borne by the Fund’s common stockholders.

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support Agreement with the Adviser. For additional information see Note 3 “Agreements and Related Party Transactions” to the financial statements.

Leverage

In accordance with applicable SEC staff guidance and interpretations, we, as a BDC, are permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we may employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of September 30, 2023
Investment Type	Fair Value	Percentage
Senior Secured First Lien	$39.7	80.0%
Unitranche First Lien	9.9	20.0
Total Investments	$49.6	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended	For the period from May 5, 2023 (Commencement of Operations) through
	September 30, 2023	September 30, 2023
New investments at cost:
Senior Secured First Lien	$16.5	$39.5
Unitranche First Lien	4.4	9.8
Total Investments	$20.9	$49.3
Proceeds from investments sold or repaid:
Senior Secured First Lien	$0.1	$0.2
Total Proceeds	$0.1	$0.2
Net increase (decrease) in portfolio	$20.8	$49.1

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2023, we had no investments on non-accrual status.

The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•
review of monthly and quarterly financial statements and financial projections for portfolio companies;
•
contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•
comparisons to other companies in the industry; and
•
attendance and participation in board meetings.

As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors. Our assessment is based on the following categories:

(1)
Involves the least amount of risk relative to cost or amortized cost. Investment performance is above expectations since origination or acquisition. Trends and risk factors are generally favorable, which may include financial performance or a potential exit.
(2)
Involves a level of risk that is similar to the risk at the time of origination or acquisition. The investment is generally performing as expected, and the risks around our ability to ultimately recoup the cost of the investment are neutral to favorable relative to the time of origination or acquisition. New investments are generally assigned a rating of 2 at origination or acquisition.
(3)
Indicates an investment performing below expectations where the risks around our ability to ultimately recoup the cost of the investment have increased since origination or acquisition. For debt investments, borrowers are more likely than not in compliance with debt covenants and loan payments are generally not past due. An investment rating of 3 requires closer monitoring.
(4)
Indicates an investment performing materially below expectations where the risks around our ability to ultimately recoup the cost of the investment have increased materially since origination or acquisition. For debt investments, borrowers may be out of compliance with debt covenants and loan payments may be past due (but generally not more than 180 days past due). Non-accrual status is strongly considered for debt investments rated 4.
(5)
Indicates an investment performing substantially below expectations where the risks around our ability to ultimately recoup the cost of the investment have substantially increased since origination or acquisition. We do not expect to recover our initial cost basis from investments rated 5. Debt investments with an investment rating of 5 are generally in payment and/or covenant default and are on non-accrual status.

The following table shows the composition of our portfolio on the 1 to 5 investment performance rating scale. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in millions)	As of September 30, 2023
	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio
1	-	-%
2	49.6	100
3	-	-
4	-	-
5	-	-
Total	49.6	100%

RESULTS OF OPERATIONS

Summary Statement of Operations

We commenced operations on May 5, 2023 after we received initial capital from an affiliate.

Operating results were as follows:

($ in millions)	For the three months ended September 30, 2023	For the period from May 5, 2023 (Commencement of Operations) through September 30, 2023
Total investment income	$1.4	$1.7
Total net expenses	0.5	0.8
Net investment income	$0.9	$0.9
Net unrealized appreciation (depreciation) on investments	0.3	0.4
Net increase (decrease) in net assets resulting from operations	$1.2	$1.3

Net income can vary substantially from period to period due to various factors, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, total investment income was $1.4 million and $1.7 million, respectively, and we expect total investment income to continue to increase with the growing portfolio.

For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, total net expenses, including the impact of the fee waivers, were $0.5 million and $0.8 million, respectively. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, we recorded net unrealized gains on investments of $0.3 million and $0.4 million, respectively. The change in net unrealized gains on investments is primarily driven by the performance of our liquid credit investments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments; (2) the cost of operations (including paying the Adviser and expense reimbursements paid to the Administrator); and (3) cash distributions to the holders of our common stock. We expect to generate additional liquidity from (1) future offerings of securities, and (2) cash flows from operations, including investment sales and repayments as well as income earned on investments.

As of September 30, 2023, we had $36.1 million in cash and cash equivalents. As of September 30, 2023, the cash and cash equivalents were in excess of our unfunded commitments.

Capital Share Activity

Pursuant to a subscription agreement entered into between us and Crescent, Crescent purchased 1,000 Class I shares at an initial offering price of $25.00 per share. In addition, pursuant to a subscription agreement entered into between us and Sun Life Assurance, Sun Life Assurance committed to purchase Class I shares at an initial offering price of $25.00 per share. Following a partial drawdown of its commitment, Sun Life Assurance transferred the remainder of its commitment to BK Canada (together with Sun Life Assurance, the “Private Placement Investors”) pursuant to a transfer agreement entered into among us and the Private Placement Investors (the transfer agreement and the subscription agreement with Sun Life Assurance, together, the “Private Placement Agreements”). The Private Placement Investors' subscriptions were initially drawn down at a price of $25.00 per share, and subsequent drawdowns are priced at our current NAV at the time of drawdown. Under the Private Placement Agreements, we intend to call all capital from the Private Placement Investors prior to closing on the sale of any shares pursuant to the registration statement. Since our commencement of operations and through September 30, 2023, we called an aggregate of $75.0 million of $150.0 million of committed capital from the Private Placement Investors, and in exchange therefore, we issued approximately 1.2 million Class I shares to three stockholders, including the investment from our sole initial stockholder. We have not offered or sold any of our Class S or Class D Shares.

Share Repurchase Program

Beginning no later than the first full calendar quarter after we hold the first closing in the offering of Common Shares pursuant to our prospectus, and at the discretion of our Board, we intend to commence a share repurchase program in which we intend to repurchase up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. Our Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interests. For example, in accordance with our directors' duties to the Fund, our Board may amend, suspend or terminate the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to our directors' duties to the Fund. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all stockholders and filed on Schedule TO. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our Board, except that the Fund deducts 2.00% from such NAV for shares that have not been outstanding for at least one year, also referred to as the Early Repurchase Deduction. Such share repurchase prices may be lower than the price at which you purchase our Common Shares in this offering. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining common stockholders.

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2023 we had aggregate unfunded commitments totaling $2.5 million. See Note 6 to our financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On October 19, 2023, the Fund issued a capital call notice to BK Canada. Pursuant to such capital call notice and the Transfer Agreement, BK Canada is obligated to make a capital contribution of $25.0 million due November 1, 2023. The price per Class I share received in exchange for BK Canada’s capital contribution will equal the October NAV. The number of Class I shares issued to BK Canada will be based on the October NAV and Class I shares will be credited to BK Canada as of the effective date of the share purchase, November 1, 2023. After giving effect to the capital call notice, $70.0 million of BK Canada's $120.0 million total capital commitment will have been called.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, in illiquid debt and equity securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Adviser, as the Board's valuation designee, in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 “Summary of Significant Account Policies” to our financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We plan to fund a portion of our investments with borrowings and our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

As of September 30, 2023, 100.0% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Statement of Assets and Liabilities as of September 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	$0.5	$-	$0.5
Up 75 basis points	0.4	-	0.4
Up 50 basis points	0.3	-	0.3
Up 25 basis points	0.1	-	0.1
Down 25 basis points	(0.1)	-	(0.1)
Down 50 basis points	(0.3)	-	(0.3)
Down 75 basis points	(0.4)	-	(0.4)
Down 100 basis points	(0.5)	-	(0.5)
(1)
Excludes the impact of income incentive fees. See Note 3 to our financial statements for more information on the income incentive fees.

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect our net income. Accordingly, we cannot assure you that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. We may be a party to certain lawsuits in the normal course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with our activities or the activities of our portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, we do not expect that these legal proceedings will materially affect our business, financial condition or results of operations.

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Risk Factors” of the Pre-Effective Amendment No. 3 to our registration statement on Form N-2 filed on September 27, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors set forth in “Risk Factors” of Pre-Effective Amendment No. 3 to our registration statement on Form N-2 filed on September 27, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1	Second Amended & Restated Articles of Amendment and Restatement (incorporated by reference to Exhibit (a) to the Registration Statement on Form N-2, filed on September 27, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit (b) to the Registration Statement on Form N-2, filed on September 27, 2023).

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Registration Statement on Form N-2, filed on September 27, 2023).

10.1

Amended & Restated Investment Advisory Agreement by and between the Company and Crescent Cap NT Advisors, LLC, dated as of September 5, 2023 (incorporated by reference to Exhibit (g) to the Registration Statement on Form N-2, filed on September 27, 2023).

10.2	Distribution and Stockholder Servicing Plan (incorporated by reference to Exhibit (h)(3) to the Registration Statement on Form N-2, filed on September 27, 2023).

10.3	Amendment to Digital Services Master Agreement (incorporated by reference to Exhibit (k)(4) to the Registration Statement on Form N-2, filed on September 27, 2023).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

3434

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Private Credit Income Corp.

Date: November 13, 2023	By:	/s/ Eric Hall
Eric Hall
Chief Executive Officer

Date: November 13, 2023	By:	/s/ Kirill Bouek
Kirill Bouek
Chief Financial Officer