Form 10-K
period 2023-12-31
Crescent Private Credit Income Corp
filed 2024-02-26
CIK 1954360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 814-01599

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

Securities registered pursuant to Section 12(g) of the Act:
Class S Common Stock, par value $0.01 per share
Class D Common Stock, par value $0.01 per share
Class I Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ( 15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2023, there was no established public market for the Registrant's common stock, par value $0.01 per share ("Common Shares")

The number of shares of the Registrant’s Common Shares outstanding at February 26, 2024 was 4,033,334 of Class I Common Stock ("Class I Shares").

Common shares outstanding exclude February 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

11

CRESCENT PRIVATE CREDIT INCOME CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Crescent Private Credit Income Corp (together, with its consolidated subsidiaries, the “Company," “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
•
our ability to deploy any capital raised in sales of our Common Shares;
•
lack of liquidity in investments;
•
the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies;
•
the ensuing conflict in the Middle East;
•
the timing, form and amount of any dividend distributions;
•
risks regarding distributions;
•
potential resignation of the Adviser and/or the Administrator;
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

Although we believe that the assumptions on which these forward-looking statements are based upon are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report and should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report or other information incorporated herein by reference, as applicable. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including registration statements on Form N-2, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

SUMMARY OF RISK FACTORS

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section titled “Item 1A. Risk Factors” in this report.

Risks Related to Our Business and Structure

•
We have a limited operating history and our Board of Directors (the "Board") may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.
•
We and our investment adviser are subject to regulations and U.S. Securities and Exchange Commission (the “SEC”) oversight and any failures to comply with applicable requirements may adversely impact our results.
•
We are a non-diversified investment company within the meaning of the Investment Company Act of 1940, as amended (the “Investment Company Act”); therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
•
We are dependent on Crescent and upon key personnel of Crescent and our investment adviser.
•
We may not replicate the historical performance achieved by Crescent.
•
We, our investment adviser, the investment committee of our investment adviser, Crescent and their affiliates, officers, directors and employees may face certain conflicts of interest, including those that may impact our ability to make new investments and our existing investments.
•
Crescent’s principals and employees, our investment adviser or their affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
•
Our management and incentive fee structure may create incentives for our investment adviser that are not fully aligned with our common stockholders’ interests and may induce our investment adviser to make speculative investments.
•
Our investment adviser has limited liability and is entitled to indemnification under the Investment Advisory and Management Agreement.
•
Our ability to enter into new transactions and to exit existing investments with our affiliates is restricted.
•
We operate in an increasingly competitive market for investment opportunities, which could make it difficult for us to identify and make investments that are consistent with our investment objectives.
•
Our ability to grow depends on our ability to raise capital.
•
Regulations governing our operation as a business development company (“BDC”) affect our ability to, and the way in which we may, raise additional capital and any failure to maintain BDC status may significantly impact us.
•
Our business may be adversely affected if we fail to maintain our qualification as a registered investment company (a "RIC").
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
We may retain income and capital gains in excess of what is permissible for excise tax purposes and such amounts will be subject to 4% U.S. federal excise tax, reducing the amount available for distribution to stockholders; additionally, we may be subject to withholding of US Federal income tax on distributions for non-U.S. stockholders.
•
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
•
Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash.
•
We are and may be subject to restrictions under our credit facilities and any future credit or other borrowing facility that could adversely impact our business.
•
Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and increase the risk of investing in us.
•
We are exposed to risks associated with changes in interest rates.
•
We may be the target of litigation.
•
Most of our portfolio investments will not be publicly traded and, as a result, the fair value of these investments may not be readily determinable.
•
New or modified laws or regulations, including those governing taxes, tariffs, import/export regimes, our operations or the operations of our portfolio companies may adversely affect our business.
•
We are subject to risks related to corporate social responsibility.
•
The lack of liquidity in our investments may adversely affect our business, and if a significant investment fails to perform as expected we could be negatively impacted.

•
We may be obligated to pay our investment adviser certain fees even if we incur a loss.
•
There is a risk our investors may not receive distributions or that our distributions may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled. If our distributions exceed our earnings, a portion may represent return of capital.
•
Our distributions may be funded from expense reimbursements that are subject to repayment.
•
We have not established any limit on the amount of funds we may use from available sources to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
•
Although we expect to adopt a share repurchase program, we have discretion to not repurchase your Common Shares, to suspend the program, and to cease repurchases.
•
As a public company, we are subject to regulations not applicable to private companies. Efforts to comply with such regulations will involve significant expenditures, and such regulations may adversely affect us.
•
We are an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act"), and the reduced disclosure requirements applicable to emerging growth companies may make investing in us less attractive.
•
We may not be able to obtain all required state licenses.

Risks Related to Our Investments

•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing net asset value ("NAV") through increased net unrealized depreciation.
•
Economic recessions or downturns and rising interest rates could impair us or our portfolio companies, and our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, or make periodic payments on their loans.
•
We will be subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity.
•
Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
•
Our investments may be risky and we could lose all or part of our investment.
•
We also face risks associated with such investments, including those associated with syndicated loans, subordinated investments, investments in equity securities (which may be illiquid), and investments in high yield debt, or below investment grade securities (which may have greater credit and liquidity risk). Additionally, any dispositions of investments could result in contingent liabilities.
•
Our portfolio companies may be highly leveraged and may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.
•
When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and others may make decisions that could decrease the value of our investment in such portfolio company.
•
We may be subject to risks under hedging transactions and may become subject to risk if it invests in non-U.S. securities.
•
The effect of global climate change may impact the operations of our portfolio companies.

Risks Relating to an Investment in Our Common Shares

•
Our stockholders will experience dilution in their ownership percentage if they opt out of our distribution reinvestment plan.

PART I

In this Annual Report, except where the context suggests otherwise, the terms “CPCI,” “we,” “us,” “our,” “the Fund,” and “the Company” refer to Crescent Private Credit Income Corp. The terms “Adviser” and “our investment adviser” refers to Crescent Cap NT Advisors, LLC, a Delaware limited liability company. The terms “Administrator” and “our administrator” refers to CCAP Administration, LLC, a Delaware limited liability company. The term “Crescent” refers to Crescent Capital Group LP and its affiliates. Unless otherwise noted, numerical information relating to Crescent is approximate as of December 31, 2023.

ITEM 1. BUSINESS

General

We were formed on November 10, 2022, as a Maryland corporation. We were organized to invest primarily in directly originated assets, including debt securities and related equity investments, made to or issued by U.S. middle-market companies. Our primary focus is to invest in companies with EBITDA of $35 million to $120 million; however, we may invest in larger or smaller companies. To a lesser extent, we may make investments in syndicated loans and other liquid credit opportunities, including in publicly traded debt instruments, for cash management purposes, while also presenting an opportunity for attractive investment returns.

We have filed an election to be regulated as a BDC under the Investment Company Act. We also have elected to be treated, and intend to qualify annually to be treated, as a RIC under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

Our investment objectives are to maximize the total return to our stockholders in the form of current income and, to a lesser extent, long-term capital appreciation through debt and related equity investments. We seek to meet our investment objectives by:

•
utilizing the experience and expertise of the management team of the investment adviser, along with the broader resources of Crescent, in sourcing, evaluating and structuring transactions,
•
employing an investment approach focused on long-term credit performance and principal protection, generally investing in loans with loan-to-value metrics and interest coverage ratios that the investment adviser believes provide substantial credit protection, and also seeking favorable financial protections, including, where the investment adviser believes necessary, more restrictive covenants;
•
focusing primarily on loans and securities of middle-market private U.S. borrowers who seek access to financing and who historically relied heavily on bank lending or capital markets. We believe this opportunity set generates favorable pricing and more rigorous structural protections relative to that offered by investments in the broadly syndicated markets. From time to time, we may also invest in loans and debt securities issued by corporate borrowers outside of the middle-market private borrower space to the extent we believe such investments enhance the overall risk/return profile for our common stockholders and help us meet our investment objectives; and
•
maintaining rigorous portfolio monitoring in an attempt to mitigate negative credit events within our portfolio.

Our investment philosophy emphasizes capital preservation through credit selection and risk mitigation. We expect our targeted portfolio to provide downside protection through conservative capital structures with meaningful cash flow and interest coverage, priority in the capital structure and information requirements.

Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies).

Most of our investments will be in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including privately-offered loans, equity and debt securities issued by private U.S. companies or certain public companies); we also expect to invest to some extent in non-U.S. companies, but we do not expect to invest in emerging markets. We believe that our liquid credit investments will help maintain liquidity to satisfy any share repurchases we choose to make in our sole discretion and manage cash before investing subscription proceeds into directly originated loans while also seeking attractive investment returns. We expect these investments to enhance our risk/return profile and serve as a source of liquidity for us.

We invest primarily in directly originated assets, including first lien senior secured and unitranche loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, which in some cases includes an equity component and preferred component and other types of credit instruments, made to or issued by U.S. middle-market companies. The first and second lien senior secured loans generally have terms of five to eight years. In connection with our first and second lien senior secured loans, we generally receive security interests in certain assets of our portfolio companies that could serve as collateral in support of the repayment of such loans. First and second lien senior secured loans generally have floating interest rates, which may have interest rate floors, and also may provide for some amortization of principal and excess cash flow payments, with the remaining principal balance due at maturity. To a lesser extent, we may make investments in syndicated loans and other liquid credit investment opportunities, including in publicly traded debt instruments, for cash management purposes, while also presenting an opportunity for attractive investment returns. For purposes of our investment strategy, “credit instruments” may include distressed securities, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, government and municipal obligations. We may also invest in foreign instruments and illiquid and restricted securities. Our portfolio of credit instruments may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution.

Most of the debt investments we invest in are unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Generally, if our unrated investments were rated, they would be rated below investment grade. Below investment grade securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

We may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, swaps, options and forward contracts. We do not generally intend to enter into any such derivative agreements for speculative purposes. These hedging activities are subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. We may also seek to borrow capital in local currency as a means of hedging non-U.S. dollar denominated investments.

We may borrow money from time to time within the levels permitted by the Investment Company Act (up to 150% of asset coverage requirement). In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. See “Risk Factors—Risks Relating to Our Business and Structure—Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and increases the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions” and “Regulation—Indebtedness and Senior Securities.”

We currently intend to pay regular monthly distributions commencing with the first full calendar quarter after we hold the first closing in our public offering of Common Shares. However, any distributions we make will be at the sole discretion of our Board, which will consider factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Investment Adviser and Our Administrator

Our investment activities are managed by Crescent Cap NT Advisors, LLC, an affiliate of Crescent and an investment adviser registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”). Our investment adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Our administrator, CCAP Administration LLC, an affiliate of Crescent, provides certain administrative and other services necessary for us to operate. CCAP Administration LLC, has served as the administrator of Crescent Capital BDC, Inc. (“CCAP”), a publicly-traded BDC affiliated with us, since 2015.

About Crescent

Crescent is a global credit investment manager with over $40 billion of assets under management. Crescent Capital Corporation, a predecessor to the business of Crescent, was formed in 1991 by Mark Attanasio and Jean-Marc Chapus as an asset management firm specializing in below-investment grade debt securities. With its headquarters in Los Angeles, Crescent has over 200 employees based in five offices in the U.S. and Europe. Messrs. Attanasio and Chapus head Crescent’s management committee, which oversees all of Crescent’s operations. On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent (the “Sun Life Transaction”). There were no changes to our investment objectives, strategies and process or to the Crescent team responsible for the investment operations as a result of the Sun Life Transaction.

Our objective is to bring Crescent’s leading credit investment platform to the non-exchange traded BDC industry.

Market Opportunity

We believe that current and future market conditions will present attractive opportunities for us to invest in liquid and illiquid credit. We believe the below investment grade fixed income universe is inherently less efficient and less well serviced than other parts of the capital markets, ratings are less predictive of risk, the number of participants is limited, and the companies issuing debt require a more deliberate and focused investment underwriting. Private credit as an asset class has grown considerably since the global financial crisis of 2008. We expect this growth to continue and, along with the factors outlined below, to provide a robust backdrop to what Crescent believes will be a significant number of attractive investment opportunities aligned to our investment strategy.

Attractive Opportunities in Senior Secured Loans. We believe that opportunities in senior secured loans are significant because of the strong defensive characteristics of this asset class. While there is inherent risk in investing in any securities, senior secured loans benefit from their priority position, typically sitting as the most senior obligation in an issuer’s or borrower’s capital structure. Senior secured loans generally consist of floating rate cash interest payments that Crescent believes can be an attractive return attribute in a rising interest rate environment. In addition to a current income component, senior secured loans typically include original issue discount, closing payments, commitment fees, SOFR (or other benchmark interest rate) floors, call protection, and/or prepayment penalties and related fees that are additive components of total return. The seniority and security of a senior secured loan, coupled with the privately negotiated nature of direct lending, are helpful mitigants in reducing downside risk. Further, these investments are secured by the issuer’s or borrower’s assets, and often have restrictive covenants for the purpose of additional principal protection and ensuring repayment before junior creditors. These attributes have contributed to the comparatively strong record of recovery after a default, as senior secured loans have historically demonstrated a higher recovery rate than unsecured parts of an issuer’s capital structure.

Large and Growing Target Market. According to the National Center for the Middle Market, there were nearly 200,000 middle market companies in the United States with annual revenues between $10 million and $1 billion as of December 31, 2023. This market, which employs approximately 48 million people and represents one-third of private sector GDP in the United States, has generated a significant number of investment opportunities for investment vehicles advised by Crescent and its affiliates over the past three decades, and we believe that this market segment will continue to produce significant investment opportunities for us.

Consistent, Strong Leveraged Buyout Volumes Driving Demand. According to Leveraged Commentary and Data (“LCD”), a part of Pitchbook, leveraged buyout transaction volume in the United States has experienced significant growth over the past decade. We believe that the private equity markets will remain active, in part due to the significant amount of uninvested capital available to private equity funds. According to Preqin, as of September 30, 2023, private equity funds globally had over $1 trillion of capital available for new investments. This large pool of private equity capital will be used for future investments, which will require debt financing. The potential for a significant amount of private equity investment activity comes at a time when Crescent believes that the supply of private debt fund capital, while growing, is relatively limited. According to Preqin, the amount of private debt fund capital available globally as of September 2023 was approximately $277 billion, representing just over 25% of the available private equity capital.

Increasing activity in the leveraged buyout market suggests greater demand for various forms of private, direct debt solutions. Moody’s Investors Services estimates the private credit market to reach at least $2.0 trillion by 2027. We believe that the current levels of private equity activity present attractive investment opportunities for middle-market lenders with dedicated pools of committed capital to deploy, and Crescent’s ability to compete for these opportunities on the basis of size, certainty of execution and deep relationships with hundreds of private equity sponsors, affords us advantages.

Sponsor-Backed Middle Market Companies Attracted to Private Credit Solutions. Private equity firms continue to allocate an increasing share of their financings to direct lenders over the syndicated debt markets. As private credit has grown in size, the ability to commit to and hold larger debt tranches has led to market share gains. One driver of the market share gains is due to the fact that private credit typically provides for greater certainty of execution, particularly in periods of market volatility, relative to the syndicated credit markets, with one or more private credit lenders committing to an entire tranche and / or capital structure, significantly reducing the market risk typically associated with a broadly syndicated deal.

Experience in Private Credit

We believe that we have the following strengths:

•
The Crescent Platform. Since 1991, Crescent has been focused on and is a leading investor and credit manager in the below-investment grade credit markets. Crescent’s experience and performance across its investment strategies has earned the Firm recognition and a reputation as a leading, reliable and creative provider of below-investment grade secured and unsecured debt capital solutions. We believe that the breadth of Crescent’s over $40 billion platforming assets, including over $31 billion of private credit assets, is a distinct platform when sourcing proprietary investment opportunities, providing access to an extensive network of relationships and insights into industry trends and the state of the capital markets. Our affiliation with Crescent provides expertise and efficiencies across the credit spectrum through Crescent’s market presence, scale, origination capabilities and experience investing in private credit.
•
Crescent also leverages market information, company knowledge and industry insight to enhance its ability to select liquid and illiquid credit assets for us. Crescent’s professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.
•
Scale and Tenure in the Credit Markets. As a large institution exclusively focused on below investment grade credit, Crescent has closed one or more deals with over 260 private equity firms. We believe Crescent is known as a reliable counterparty with valuable and focused expertise, which provides Crescent with access to investment opportunities not broadly available to other market participants. Crescent is also one of the largest U.S. direct lenders and liquid credit managers, which makes it a desirable and flexible capital provider, especially in competitive markets. We believe Crescent’s scale and experience enables it to identify attractive investment opportunities throughout economic cycles and across a company’s capital structure so we can make investments consistent with our stated investment objectives. Given its focus on capital preservation, Crescent has been entrusted with third party capital to invest across the below investment grade corporate credit landscape for over three decades and across numerous market cycles.
•
Seasoned and Integrated Investment Team. We believe the depth of the experience of Crescent’s senior management team, together with the wider resources of Crescent’s team of investment professionals, which is dedicated to identifying, originating, investing in and managing a portfolio of credit investments, is one of Crescent’s key strengths when sourcing and analyzing investment opportunities. Within Crescent, there are 110 dedicated investment professionals, including the 80+ person private credit team. Senior investment professionals on the private credit team average over 20 years of relevant industry experience and over 10 years of experience at Crescent.
•
Established, Research-Focused Investment Process. With over three decades of experience of investing in below investment grade credit, Crescent has developed an extensive investment review process, seeking to achieve attractive risk adjusted returns while minimizing losses. Crescent’s investment approach seeks to combine a rigorous analysis of macroeconomic and market factors with a deep understanding of individual companies and their respective industries, management and prospects. We believe Crescent’s disciplined investment approach is distinguished by the following:
o
Credit-Focused Due Diligence. Crescent’s investment process and the depth and experience of its investment team allow it to conduct thorough due diligence necessary to identify and appropriately evaluate risks and opportunities. Crescent’s disciplined approach is focused on identifying sustainable businesses with leading and defensible market positions, strong, and properly incentivized management teams, solid liquidity and free cash flow generation, and appropriate capital structures. Evaluation of investment opportunities begins with fundamental credit-focused company and industry research and, in Crescent’s private fund strategies, culminates in a formal review by the respective investment committees.
o
Ability to Structure Investments Creatively. Crescent has extensive experience investing across the capital structure of portfolio companies. The resulting investments include secured and unsecured debt, including senior notes, subordinated debt and related equity securities. Furthermore, we believe that Crescent can structure attractively priced debt investments which allow for the incorporation of other return-enhancing mechanisms such as commitment fees, original issue discounts, early redemption premiums, PIK interest or some form of equity securities.
o
Active Portfolio Monitoring. Crescent actively monitors the credit profile of portfolio investments, with the aim of proactively identifying sector and operational issues and carefully managing risks. Crescent regularly receives monthly and/or quarterly financial and operating reporting metrics from its portfolio companies as well as typically engages in direct dialogue with the management team and private equity sponsor of portfolio companies.
•
Long-Term Investment Horizon. Our long-term investment horizon gives us great flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we will not be required to return capital to our common stockholders once we exit a portfolio investment. We believe that flexibility around such capital return requirements, which allows us to invest using a long-term lens, provides us with an attractive opportunity to increase total returns on invested capital.
•
Track Record of Strong Capital Preservation. Capital preservation is a core component of Crescent’s investment philosophy. In addition to its focus on sustainable businesses, Crescent employs a highly selective and rigorous diligence and investment evaluation process focused on identification of potential risks. Crescent believes tight credit structuring is a fundamental part of the risk and recovery calculus, as the illiquidity in private credit means that secondary market liquidity is not a reliable risk mitigant.
•
Breadth of Middle Market Coverage. Crescent private credit strategies collectively cover lower-, middle- and upper-middle market companies. Our primary focus is to invest in companies with EBITDA of $35 million to $120 million; however, we may invest in larger or smaller companies. We believe Crescent has the flexibility to opportunistically make investments across a wide spectrum of debt opportunities given its dedicated strategies focused on the middle-market. We believe this target market has been underserved by banks, which have withdrawn from the middle- and upper-middle markets, as well as many direct lending institutions, who do not have the scale or resources needed to service the requirements of these borrowers.

The Board

Overall responsibility for our oversight rests with the Board. We have entered into our Investment Advisory and Management Agreement with our investment adviser, pursuant to which our investment adviser will manage us on a day-to-day basis. The Board is responsible for overseeing our investment adviser and other service providers in our operations in accordance with the provisions of the Investment Company Act, our Second Amended and Restated Articles of Amendment and Restatement (the “charter") and Amended and Restated Bylaws (the “bylaws") and applicable provisions of state and other laws. Our investment adviser keeps the Board well informed as to our investment adviser’s activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request. The Board is currently composed of five members, three of whom are directors who are not “interested persons” of us or our investment adviser as defined in the Investment Company Act.

Investment Selection

Crescent’s investment philosophy was developed over 30 years ago and has remained consistent and relevant throughout a number of economic cycles. We are managed using a similar investment philosophy used by the investment professionals of Crescent in respect of its other investment funds.

This investment philosophy involves, among other things:

•
an assessment of the overall macroeconomic environment and financial markets and how such assessment may impact industry and asset selection;
•
company-specific research and analysis; and
•
with respect to each individual company, an emphasis on capital preservation, low volatility and minimization of downside risk.

The foundation of Crescent’s investment philosophy is intensive credit investment analysis, a portfolio management discipline based on both market technicals and fundamental value-oriented research, and a diversification strategy. Crescent also recognizes the importance of considering ESG factors in the investment-decision making process in accordance with its ESG policy. We follow a rigorous investment process based on:

•
a comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer’s business;
•
an evaluation of a company’s market position, brand awareness, operational excellence, barriers to entry, such as high start-up costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, and management team; and
•
an in-depth examination of capital structure, financial results and projections.

We seek to identify those companies exhibiting superior fundamental risk-reward profiles and strong defensible business franchises while focusing on the relative value of the investment across the industry as well as for the specific company.

Investment Process Overview

Sourcing Investment Opportunities

Crescent’s investment strategy is to focus on generating the widest universe of deal flow and to apply a consistent and rigorous approach to investment due diligence in order to select what it considers to be the most appealing opportunities. The investment adviser will seek to generate investment opportunities primarily through direct origination channels, as well as through syndicated and club deals.

For illiquid credit, Crescent employs a multi-channel approach to direct origination, which includes relationships with financial sponsors, management teams, lawyers, accountants, intermediaries and mergers and acquisitions advisors. Crescent has reviewed, on average during the last five years, over 1,600 distinct U.S. direct lending transaction opportunities annually, with a closing ratio of less than 3% of transactions reviewed.

For liquid credit, Crescent screens for attractive opportunities in the primary and secondary investment universe of nearly 1,200 bank loan and over 900 high yield issuers. Due to Crescent's scale and relationships, it believes that it sees substantially all new issues in the bank loan and high yield bond markets. As such, the investment team members have familiarity with the universe of issuers which facilitates both primary and secondary idea generation.

Investment Decision Process

Through its affiliation with Crescent, the investment adviser has access to origination capabilities and research resources, experienced investment professionals, internal information systems and a credit analysis framework and investment process. Over the years, Crescent has designed its investment process to seek investments which it believes have the most attractive risk/reward characteristics. The process involves multiple levels of review and is coordinated in an effort to identify risks in potential investments. Our investment adviser applies Crescent’s expertise to screen our investment opportunities as described below. Depending on the type of investment and the borrower, our investment adviser may apply all or some of these levels of review, in its discretion. Based upon a favorable outcome of the diligence process described below, our investment adviser’s investment committee will make a final decision on such investment and such investment will only be funded after approval by the investment adviser’s investment committee.

Private Credit Originations: New private credit investment opportunities are initially reviewed by a Crescent senior investment professional to determine whether additional consideration is warranted. Factors influencing this decision include fundamental business considerations, including borrower industry, borrower financial leverage and cash flows and quality of management as well as private equity sponsor involvement (if any). In the event of an initial positive review, potential investments are further reviewed with senior and junior investment professionals. If the team agrees on the fundamental attractiveness of the investment, the review phase proceeds with preliminary due diligence and financial analyses. At this point, Crescent utilizes its credit analysis methodology to outline credit and operating statistics and identify key business characteristics and risks through available diligence materials in addition to dialogue with company management and the proposed private equity sponsor (if any). Following this analysis, Crescent considers an initial structure and pricing proposal for the investment and preliminarily informs the broader investment team of such proposal.

After satisfactory preliminary analysis and review, further due diligence continues, including completion of credit analysis, on-site due diligence (if deemed necessary), visits and meetings with management, and could include consultation with third-party experts. The credit analysis is a detailed, bottom-up analysis on the proposed portfolio company that generally includes an assessment of its industry, market, competition, products, services, management and the equity sponsor or owner. Detailed financial analysis is also performed at this stage with a focus on historical financial results. Projected financial information developed by the proposed portfolio company is analyzed and sensitized based upon the portfolio company’s historical results and assessment of the portfolio company’s future prospects. The sensitivity analysis highlights the variability of revenues and earnings, “worst case” debt service coverage and available sources of liquidity. As part of the overall evaluation, comparisons are made to similar companies to help assess a portfolio company’s asset and enterprise value coverage of debt, interest servicing capacity and competitive strength within its industry and market. Additionally during this stage, Crescent typically works with the management of the proposed portfolio company and its other capital providers to develop the structure of an investment, including negotiating among these parties on how the investment is expected to perform relative to the other forms of capital in its capital structure.

Syndicated Investments: For syndicated investments, Crescent seeks to pursue an investment process based upon evaluation of the credit fundamentals of issuers. The foundation of this process is the “bottom-up” credit research process that Crescent employs across multiple strategies. In selecting investments, Crescent’s investment professionals perform comprehensive analysis of credit worthiness, including an assessment of the business, an evaluation of management, an analysis of business strategy and industry trends, an examination of financial results and projections and a review of the security’s proposed terms. Credit research is a critical component of the investment process. In selecting investments, Crescent’s respective portfolio management teams analyze opportunities with an emphasis on principal preservation (i.e., an issuer’s ability to service its debt and maintain cash flow).

Investment Funding

Upon completion of the investment decision process described above, the investment team working on an investment delivers a memorandum to the investment adviser’s investment committee. Once an investment has been approved by the investment committee, the investment adviser moves through a series of steps with the respective investment team towards negotiation of final documentation.

On-Going Relationships with and Monitoring of Portfolio Companies

The investment adviser monitors our portfolio companies on an ongoing basis. The investment adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company. The investment adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

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

As part of the monitoring process, our investment adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors. Our assessment is based on the following categories:

1.
Involves the least amount of risk relative to cost or amortized cost. Investment performance is above expectations since origination or acquisition. Trends and risk factors are generally favorable, which may include financial performance or a potential exit.
2.
Involves a level of risk that is similar to the risk at the time of origination or acquisition. The investment is generally performing as expected, and the risks around our ability to ultimately recoup the cost of the investment are neutral to favorable relative to the time of origination or acquisition. New investments are generally assigned a rating of 2 at origination or acquisition.
3.
Indicates an investment performing below expectations where the risks around our ability to ultimately recoup the cost of the investment have increased since origination or acquisition. For debt investments, borrowers are more likely than not in compliance with debt covenants and loan payments are generally not past due. An investment rating of 3 requires closer monitoring.
4.
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
5.
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

Managerial Assistance

As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. CCAP Administration LLC or Crescent Cap NT Advisors, LLC may provide all or a portion of this assistance, the costs of which will be reimbursed by us. We may receive fees for these services.

Exit

In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on its investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt securities in which we will invest have stated maturities up to ten years, virtually all are redeemed or sold prior to maturity. These securities may have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. However, there is no assurance that our investments will achieve realization events as a result of refinancings, sales of portfolio companies or public offerings and these realization events will become more unlikely when conditions in the loan and capital markets have deteriorated.

Crescent’s team of investment professionals regularly review investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment. We believe the ability to utilize the entire resources of Crescent, including the public market traders and research analysts, allows our investment adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.

Allocation of Investment Opportunities

General

Crescent, including our investment adviser, provides or may provide investment management services to other BDCs, registered investment companies, investment funds, client accounts and proprietary accounts that Crescent may establish.

Crescent and our investment adviser have adopted an investment allocation policy designed to ensure that all investment opportunities are, to the extent practicable and in accordance with the Advisers Act, allocated among its clients on a basis that over a period of time is fair and equitable to each client relative to other clients as well as a co-investment policy designed to ensure fair allocation of co-investment opportunities amongst its clients. Subject to the Advisers Act, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements and the requirements of our Co-Investment Exemptive Order (as defined below).

In addition, as a BDC regulated under the Investment Company Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit our ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

Our investment adviser has received the Co-Investment Exemptive Order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Crescent to co-invest in portfolio companies with each other and with affiliated investment funds (the “Co-Investment Exemptive Order”). Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also otherwise co-invest with funds managed by Crescent or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. There can be no guarantee that the Co-Investment Exemptive Order will be further extended.

Competition

Our primary competitors include public and private funds, commercial and investment banks, commercial finance companies, other BDCs and private equity funds, each of which we compete with for financing opportunities. Some of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. For more information concerning the competitive risks we face, see “Risk Factors—Risks Relating to Our Business and Structure—We operate in an increasingly competitive market for investment opportunities, which could make it difficult for us to identify and make investments that are consistent with our investment objectives.”

We believe that the relationships of the members of our investment adviser’s investment committee and of the investment professionals of Crescent enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. We believe that Crescent’s professionals’ deep and long-standing direct sponsor relationships and the resulting proprietary transaction opportunities that these relationships often present, provide valuable insight and access to transactions and information. We use the industry information of Crescent’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies.

Non-Exchange Traded, Perpetual-Life BDC

We are a non-exchange traded BDC, meaning our shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration, whose common shares are intended to be sold monthly on a continuous basis at a price generally equal to our monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to have us repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter at our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of our being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

Emerging Growth Company

We are an “emerging growth company,” as defined by the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by our investment adviser and we do not directly compensate our executive officers, or reimburse our investment adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of our investment adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek stockholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Staffing

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Crescent Cap NT Advisors, LLC, and our administrator, CCAP Administration LLC, each of which is an affiliate of Crescent, pursuant to the terms of our Investment Advisory and Management Agreement and our Administration Agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, we do not have a formal employee relations policy.

Regulation as a BDC

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements.

Independent Directors. The Investment Company Act also requires that a majority of our directors be persons other than “interested persons,” as that term is defined in Section 2(a)(19) of the Investment Company Act, referred to herein as “independent directors.” In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless that change is approved by holders of at least a majority of our outstanding voting securities. Under the Investment Company Act, the vote of holders of at least a “majority of outstanding securities” means the vote of the holders of the lesser of (a) 67% or more of the outstanding Common Shares present at a meeting or represented by proxy if holders of more than 50% of the Common Shares are present or represented by proxy or (b) more than 50% of the outstanding Common Shares.

Investment Limitations. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the Investment Company Act), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate unless certain conditions are met. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our common stockholders to additional expenses.

Asset Coverage Ratio; Senior Securities. Certain provisions of the Investment Company Act allow a BDC to increase the maximum amount of leverage it may incur by reducing the asset coverage ratio of 200% to an asset coverage ratio of 150% if certain requirements are met. We may borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Our sole initial stockholder has previously approved a proposal that allows us to reduce our asset coverage ratio applicable to senior securities from 200% to 150%. The following discussion is a general summary of the material prohibitions and restrictions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act (“Qualifying Assets”), unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

1.
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the Investment Company Act as any issuer which:
a.
is organized under the laws of, and has its principal place of business in, the United States;
b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and
c.
satisfies any of the following:
i.
does not have any class of securities that is traded on a national securities exchange;
ii.
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.
is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
2.
Securities of any Eligible Portfolio Company controlled by us.
3.
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.
Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the Eligible Portfolio Company.
5.
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.

Code of Ethics. We and Crescent Cap NT Advisors, LLC have each adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is filed as an exhibit to our registration statement. For information on how to obtain a copy of the code of ethics, see “Available Information” below.

Affiliated Transactions. We may be prohibited under the Investment Company Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. Crescent has received the Co-Investment Exemptive Order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of our investment adviser and certain funds managed and controlled by our investment adviser and its affiliates, subject to certain terms and conditions. In addition, certain Crescent-managed funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by, us. Consequently, we, on the one hand, and these other entities, on the other hand, may from time to time pursue the same or similar capital and investment opportunities. Crescent and our investment adviser endeavor to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to us. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with Crescent (including our investment adviser). In addition, there may be conflicts in the allocation of investments among us and the funds managed by investment managers affiliated with Crescent (including our investment adviser) or one or more of our controlled affiliates or among the funds they manage, including investments made pursuant to the Co-Investment Exemptive Order. Further, in the future, such other Crescent-managed funds may hold positions in portfolio companies in which we have also invested. Such investments may raise potential conflicts of interest between us and such other Crescent-managed funds, particularly if we and such other Crescent-managed funds invest in different classes or types of securities or investments of the same underlying portfolio company. In that regard, actions may be taken by such other Crescent-managed funds that are adverse to our interests, including, but not limited to, during a restructuring, bankruptcy or other insolvency proceeding or similar matter occurring at the underlying portfolio company.

Other. We will be periodically examined by the SEC for compliance with the Investment Company Act, and be subject to the periodic reporting and related requirements of the Exchange Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our common stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Financial Condition, Liquidity and Capital Resources

The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments; (2) the cost of operations (including paying the Adviser and expense reimbursements paid to the Administrator); (3) debt service, repayment, and other financing costs; and (4) future cash distributions to the holders of our common stock. We expect to generate additional liquidity from (1) future offerings of securities, (2) future borrowings and (3) cash flows from operations, including investment sales and repayments as well as income earned on investments.

Compensation of Our Investment Adviser

Our investment adviser’s services under the Investment Advisory and Management Agreement are not exclusive, and our investment adviser is free to furnish similar or other services to others so long as its services to us are not impaired. Under the terms of the Investment Advisory and Management Agreement, our investment adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below. The cost of both the management fee and the incentive fee will ultimately be borne by the stockholders.

Our investment adviser has agreed to waive its management and incentive fees until the commencement of the Company's anticipated public offering of Common Shares (the “Offering”).

Base Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory and Management Agreement, net assets means our total net assets, determined on a consolidated basis in accordance with accounting principles generally accepted in the U.S. (“GAAP”). For the first calendar month in which we had operations, May 2023, net assets were measured as the beginning net assets as of the effective date of the Investment Advisory and Management Agreement. Substantial additional fees and expenses may also be charged by the administrator to us, which is an affiliate of our investment adviser, for our allocable portion of overhead expenses under the Administration Agreement.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on pre-incentive fee net investment income, as defined in the Investment Advisory and Management Agreement, for the quarter. “Pre-incentive fee net investment income” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets in accordance with GAAP at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the base management fee, expenses payable under the Administration Agreement entered into between us and our administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any stockholder servicing and/or distribution fees).

Pre-incentive fee net investment income returns include, in the case of investments with a deferred interest feature (such as market or original issue discount, debt investments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from pre-incentive fee net investment income.

Pre-incentive fee net investment income returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized). The income-based incentive fee is charged on income earned by us prior to distribution to investors.

We pay our investment adviser an incentive fee quarterly in arrears with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•
No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•
100% of the dollar amount of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than a rate of return of 1.4286% (5.714% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.4286%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with approximately 12.5% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.4286% in any calendar quarter; and

•
12.5% of the dollar amount of our pre-incentive fee net investment income, if any, that exceeds a rate of return of 1.4286% (5.714% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all pre-incentive fee net investment income thereafter are allocated to our investment adviser.

The following is a graphical representation of the calculation of the income based fee:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•
12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees, as calculated in accordance with GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to our investment adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory and Management Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Investment Advisory and Management Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant quarter.

Administration Agreement

Our Board also approved the Administration Agreement with our administrator, at a board meeting held on January 3, 2023. Pursuant to the Administration Agreement, the administrator furnishes us with administrative services. These services include providing us with office facilities, equipment, clerical, bookkeeping and record keeping services, maintaining financial and other records, preparing reports to stockholders and reports and other materials filed with the SEC or any other regulatory authority, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Our administrator also will provide on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance. Certain of these services are reimbursable to our administrator under the terms of the Administration Agreement. In addition, our administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent our administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis, without profit to our administrator. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

No person who is an officer, director or employee of our administrator or its affiliates and who serves as a director receives any compensation for his or her services as a director. However, we reimburse our administrator (or its affiliates) for an allocable portion of the costs, expenses, compensation and benefits paid by our administrator or its affiliates to our chief compliance officer, chief financial officer, general counsel and secretary, their respective staffs and operations personnel who provide services to us; provided that such reimbursement does not conflict with Section 7.8 of our charter. The allocable portion of the compensation for these officers and other professionals are included in the administration expenses paid to our administrator. Directors who are not affiliated with our administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Certain Terms of the Investment Advisory and Management Agreement and Administration Agreement

The Administration Agreement has been approved by our Board, including a majority of our independent directors. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, and (ii) the vote of a majority of our independent directors. The Administration Agreement will automatically terminate in the event of assignment. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party.

The Investment Advisory and Management Agreement has been approved by our Board, including a majority of our independent directors. Unless earlier terminated as described below, the Investment Advisory and Management Agreement will remain in effect for a period of two years from its effective date, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (a) the vote of our Board, or the vote of a majority of our outstanding voting securities and (b) the vote of a majority of our independent directors. The Investment Advisory and Management Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of stockholders holding a majority of our outstanding voting securities, or by the vote of our directors or by our investment adviser on 120 days’ written notice. The Administration Agreement will automatically terminate in the event of assignment.

Our investment adviser and our administrator have not assumed any responsibility to us other than to render the services called for under each of the Investment Advisory and Management Agreement and Administration Agreement, respectively. Our investment adviser and administrator will not be responsible for any action of the Board in following or declining to follow either our investment adviser’s or our administrator’s advice or recommendations. Under the Investment Advisory and Management Agreement and Administration Agreement, our investment adviser and our administrator, respectively, and each of their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with our investment adviser or our administrator, and any person controlling or controlled by our investment adviser or our administrator will not be liable to us, any of our subsidiaries, our directors, stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory and Management Agreement and Administration Agreement, respectively, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that our investment adviser and our administrator owe to us under the Investment Advisory and Management Agreement and Administration Agreement, respectively. In addition, as part of each of the Investment Advisory and Management Agreement and Administration Agreement, we have agreed to indemnify our investment adviser and our administrator, respectively, and each of their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with our investment adviser, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by each of the Investment Advisory and Management Agreement and Administration Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under each of the Investment Advisory and Management Agreement and Administration Agreement. These protections may lead each of our investment adviser and our administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.

U.S. federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Investment Advisory and Management Agreement or Administration Agreement will constitute a waiver or limitation of any rights that we may have under any applicable law.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with our investment adviser. Our investment adviser may elect to pay Expense Payments on our behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or stockholder servicing and/or distribution fees of the Company. Any Expense Payment that our investment adviser has committed to pay must be paid by our investment adviser to us or on behalf of us in any combination of cash or other immediately available funds no later than forty-five days after such election was made in writing by our investment adviser, and/or offset against amounts due from us to our investment adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our stockholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to our investment adviser until such time as all Expense Payments made by our investment adviser to or on behalf of us within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by us shall be referred to herein as a “Reimbursement Payment.” Reimbursement Payments are conditioned on (i) an expense ratio (excluding any management or incentive fee) that, after giving effect to the recoupment, is lower than the expense ratio (excluding any management or incentive fee) at the time of the fee waiver or expense reimbursement and (ii) a distribution level (exclusive of return of capital to stockholders, if any) equal to, or greater than, the rate at the time of the waiver or reimbursement. Available Operating Funds means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

Our obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent our investment adviser has waived its right to receive such payment for the applicable month. Reimbursement Payments for a given Expense Payment must be made within three years prior to the last business day of the applicable calendar month. The expense support is measured on a per share class basis.

The Expense Support Agreement provides that no Reimbursement Payment will be made for any calendar month if: (1) the annualized rate (based on a 365-day year) of regular cash distributions per share of common stock declared by the Board exclusive of returns of capital, distribution rate reductions due to distribution and stockholder fees, and any declared special dividends or distributions (the “Effective Rate of Distributions Per Share”) declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing Operating Expenses (as defined below), less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by our net assets. “Operating Expenses” means all of the operating costs and expenses incurred, as determined in accordance with GAAP.

Distributions

We currently intend to pay regular monthly distributions commencing with the first full calendar quarter after we hold the first closing in the Offering of Common Shares. However, any distributions we make will be at the sole discretion of our Board, which will consider factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our common stockholders of at least 90% of our taxable income and tax exempt interest. See “Description of Our Shares” which is an exhibit to this Annual Report on Form 10-K and “Election to be Taxed as a Regulated Investment Company”

Distribution and Servicing Plan

On May 4, 2023, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the stockholder servicing and/or distribution fees we pay the Intermediary Manager (as defined below) with respect to the Class S Common Stock (“Class S shares”) and Class D Common Stock (“Class D shares") on an annualized basis as a percentage of our NAV for such class.

Class of Common Shares	Stockholder Servicing and/or Distribution Fee as a % of NAV
Class S Shares	0.85%
Class D Shares	0.25%
Class I Shares	-

The stockholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation.

The Intermediary Manager will reallow (pay) all or a portion of the stockholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing stockholder services performed by such brokers, and will waive stockholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the stockholder servicing and/or distribution fees with respect to Class S shares or Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the stockholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the stockholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the stockholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The stockholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our common stockholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our common stockholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution or other distribution. Distributions on fractional shares will be credited to each participating stockholder’s account to three decimal places.

No action is required on the part of a registered stockholder to have his, her or its cash distribution or other distribution reinvested in our shares, except stockholders in certain states. Stockholders can elect to “opt out” of the Company’s distribution reinvestment plan in their subscription agreements (other than Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan). Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon,

Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.

If any common stockholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from the Company or SS&C GIDS, Inc. (the “Plan Administrator”). Participation in the distribution reinvestment plan will begin with the next distribution payable after acceptance of a participant’s subscription, enrollment or authorization. Shares will be issued under the distribution reinvestment plan as of the first calendar day of the month following the record date of the distribution.

Share Repurchase Program

Beginning no later than the first full calendar quarter after we hold the first closing in the Offering and at the discretion of our Board, we intend to commence a share repurchase program in which we intend to repurchase up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. Our Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interests. For example, in accordance with our directors’ duties to the Company, our Board may amend, suspend or terminate the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to our directors’ duties to us. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all stockholders and filed on Schedule TO. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our Board, except that we deduct 2.00% from such NAV for shares that have not been outstanding for at least one year, also referred to as the Early Repurchase Deduction. Such share repurchase prices may be lower than the price at which investors purchase Common Shares. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining common stockholders.

Valuation Procedures

We apply Financial Accounting Standards Board ASC 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1—Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, our investment adviser utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our investment adviser, as the Board’s valuation designee, determines the fair value of the investments in good faith, based on, among other things, the fair valuation recommendations from investment professionals, the oversight of our Audit Committee and independent third-party valuation firms.

The SEC has adopted Rule 2a-5. Rule 2a-5 establishes requirements for determining fair value in good faith for purposes of the Investment Company Act. Pursuant to Rule 2a-5, the Board has designated our investment adviser as valuation designee to perform certain fair value functions, including performing fair value determinations. As required by Rule 2a-5, our investment adviser, as valuation designee, will provide periodic fair valuation reporting and notifications on our behalf to the Board to facilitate the Board’s oversight duties.

Our investment adviser, as the valuation designee, undertakes a multi-step valuation process under the supervision of the Board, which includes, among other procedures, the following:

•
Each investment is initially valued by the investment professionals responsible for monitoring that investment.
•
Our investment adviser has established pricing and Valuations Committees, which are responsible for reviewing and approving the fair valuation recommendations from the investment professionals.
•
The valuations of certain portfolio investments are independently corroborated by third-party valuation firms based on certain criteria including investment size and risk profile.
•
Final valuation determinations and supporting materials are provided to the Board quarterly as part of the Board’s oversight of our investment adviser as the valuation designee.

Investments in investment companies are valued at fair value. Fair values are generally determined utilizing the NAV supplied by, or on behalf of, management of each investment company, which is net of management and incentive fees or allocations charged by the investment company and is in accordance with the “practical expedient”, as defined by ASC 820. NAVs received by, or on behalf of, management of each investment company are based on the fair value of the investment company’s underlying investments in accordance with policies established by management of each investment company, as described in each of their financial statements and offering memorandum. Investments which are valued using NAV as a practical expedient are excluded from the above hierarchy.

We apply the valuation policy approved by the Board that is consistent with ASC 820. Consistent with the valuation policy, our investment adviser, in its capacity as the Board’s valuation designee, evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, we review pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

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

Proxy Voting Policies and Procedures

We delegate our proxy voting responsibility to our investment adviser. The Proxy Voting Policies and Procedures of our investment adviser are set forth below. The guidelines are reviewed periodically by our investment adviser and our directors who are not “interested persons” as defined by the Investment Company Act, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our investment adviser recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our investment adviser votes all proxies based upon the guiding principle of seeking to maximize the ultimate long-term economic value of our stockholders’ holdings, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. Our investment adviser reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although our investment adviser generally votes against proposals that may have a negative impact on our portfolio securities, our investment adviser may vote for such a proposal if there exists compelling long-term reasons to do so.

Our investment adviser’s proxy voting decisions are made by our investment adviser’s investment committee. To ensure that the vote is not the product of a conflict of interest, our investment adviser will require that: (1) anyone involved in the decision making process disclose to our investment adviser’s investment committee, and disinterested directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the investment adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Privacy Policies

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Pursuant to our privacy policy, we will not disclose any non-public personal information concerning any of our stockholders who are individuals unless the disclosure meets certain permitted exceptions under Regulation S-P. We generally will not use or disclose any stockholder information for any purpose other than as required by law.

We may collect non-public information about investors, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the information that we collect from our stockholders or former stockholders, as described above, only to our affiliates and service providers and only as allowed by applicable law or regulation. Any party that receives this information will use it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. To protect the non-public personal information of individuals, we permit access only by authorized personnel who need access to that information to provide services to us and our stockholders. In order to guard our stockholders’ non-public personal information, we maintain physical, electronic and procedural safeguards that are designed to comply with applicable law. Non-public personal information that we collect about our stockholders will generally be stored on secured servers. An individual stockholder’s right to privacy extends to all forms of contact with us, including telephone, written correspondence and electronic media, such as the Internet.

Pursuant to our privacy policy, we will provide a clear and conspicuous notice to each investor that details our privacy policies and procedures at the time of the investor’s subscription.

Reporting Obligations and Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov. Our Internet address is www.crescentprivatecredit.com.We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this Annual Report on Form 10-K.

Election to be Taxed as a Regulated Investment Company

We have elected to be treated, and intend to operate in a manner so as to continuously qualify annually, as a RIC under the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on our net ordinary income or capital gains that we timely distribute (or are deemed to distribute) to our common stockholders as dividends. Instead, dividends we distribute (or are deemed to timely distribute) generally will be taxable to stockholders, and any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to stockholders. We will be subject to U.S. federal corporate-level income tax on any undistributed income and gains. To continue to qualify as a RIC, we must, among other things, meet certain source of income and asset diversification requirements (as described below). In addition, we must distribute to our common stockholders, for each taxable year at least 90% of our “investment company taxable income,” as defined by the Code (the “Annual Distribution Requirement”).

If we:

•
qualify as a RIC; and
•
satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally, realized net long-term capital gain in excess of realized net short-term capital loss) that we timely distribute (or are deemed to timely distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any net income or capital gains not distributed (or deemed distributed) to our common stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years (to the extent that U.S. federal income tax was not imposed on such amounts) less certain over-distributions in the prior year (collectively, the “Excise Tax Requirement”). We can be expected to pay such excise tax on a portion of our income.

To qualify as a RIC for U.S. federal income tax purposes, we generally must, among other things:

•
qualify to be treated as a BDC at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, or other income derived with respect to our business of investing in such stock, securities or foreign currencies, or (b) net income derived from an interest in a “qualified publicly traded partnership” or “QPTP” (collectively, the “90% Income Test”); and
•
diversify our holdings so that at the end of each quarter of the taxable year:
o
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities that, with respect to any issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of that issuer; and
o
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of (i) one issuer, (ii) two or more issuers that are controlled, as determined under the Code, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more QPTPs (collectively, the “Diversification Tests”).

We may be required to recognize taxable income for U.S. federal income tax purposes in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt investments with PIK, interest or, in certain cases, that have increasing interest rates or that are issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our common stockholders in order to satisfy the Annual Distribution Requirement or the Excise Tax Requirement, even though we will not have received any corresponding cash amount. In order to enable us to make distributions to stockholders that will be sufficient to enable us to satisfy the Annual Distribution Requirement and the Excise Tax Requirement we may need to liquidate or sell some of our assets at times or at prices that are not advantageous, raise additional equity or debt capital, take out loans, forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). Our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we borrow money, we may be prevented by loan covenants from declaring and paying dividends in certain circumstances. Even if we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements, under the Investment Company Act, we are generally not permitted to make distributions to our common stockholders while our debt obligations and senior securities are outstanding unless certain “asset coverage” tests or other financial covenants are met. Limits on our payment of dividends may prevent us from meeting the Annual Distribution Requirement, and may, therefore, jeopardize our qualification for taxation as a RIC, or subject us to the 4% excise tax on undistributed income.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (a) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (b) convert long-term capital gain (currently taxed at lower rates for non-corporate taxpayers) into higher taxed short-term capital gain or ordinary income, (c) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (d) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (e) adversely alter the characterization of certain complex financial transactions, (f) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (g) cause us to recognize income or gain without receipt of a corresponding cash payment, and (h) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections that are intended to maintain our status as a RIC and mitigate the effects of these provisions; however, no assurance can be given that we will be eligible for any such tax elections or that any elections we make will fully mitigate the effects of these provisions.

If, in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions will be taxable to the stockholders as ordinary dividends to the extent of our current and accumulated earnings and profits.

Item 1A. Risk Factors

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of all known material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or traders markets similar to ours. In addition to the other information contained in this Annual Report, you should carefully consider the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We have a limited operating history.

We are a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act with a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objectives and the value of a stockholder’s investment could decline substantially or become worthless. Further, our investment adviser has not previously offered a non-traded business development company. While we believe that the past professional experiences of our investment adviser’s investment team, including investment and financial experience of our investment adviser’s senior management, will increase the likelihood that our investment adviser will be able to manage us successfully, there can be no assurance that this will be the case.

Our Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.

Our Board has the authority, except as otherwise provided in the Investment Company Act or state law, as described below, to modify or waive certain of our investment objectives, operating policies and strategies without prior notice and without stockholder approval. Pursuant to Rule 35d-1 under the Investment Company Act, we may not change our investment strategy with respect to 80% of our total assets without 60 days’ prior notice to stockholders. If we, in the future, operate as a diversified management investment company for a period of three or more years, we will not resume operation as a non-diversified management investment company without prior stockholder approval. Additionally, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Maryland law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our operating policies and strategies would have on our business, operating results and the market price of our Common Shares. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our common stockholders.

A failure on our part to maintain our status as a BDC may significantly reduce our operating flexibility.

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

We and our investment adviser are subject to regulations and SEC oversight. If we or our investment adviser fail to comply with applicable requirements, it may adversely impact our results relative to companies that are not subject to such regulations.

As a BDC, we are subject to a portion of the Investment Company Act. In addition, we have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC in accordance with the requirements of Subchapter M of the Code. The Investment Company Act and the Code impose various restrictions on the management of a BDC, including related to portfolio construction, asset selection, and tax. These restrictions may reduce the chances that we will achieve the same results as other vehicles managed by Crescent and/or our investment adviser.

However, if we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the Investment Company Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the Investment Company Act which would significantly decrease our operating flexibility. In addition to these and other requirements applicable to us, our investment adviser is subject to regulatory oversight by the SEC. To the extent the SEC raises concerns or has negative findings concerning the manner in which we or our investment adviser operates, it could adversely affect our business.

We are a non-diversified investment company within the meaning of the Investment Company Act; therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer and the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements applicable to RICs, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

We are dependent upon key personnel of Crescent and our investment adviser.

We do not have any internal management capacity or employees. Our ability to achieve our investment objectives will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on the diligence, skill and network of business contacts of Crescent’s senior professionals. We expect that these senior professionals will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of our Investment Advisory and Management Agreement. We can offer no assurance, however, that Crescent’s senior professionals will continue to provide investment advice to us. If these individuals do not maintain their employment or other relationships with Crescent and do not develop new relationships with other sources of investment opportunities available to us, we may not be able to grow our investment portfolio. In addition, individuals with whom Crescent’s investment professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us. The departure or misconduct of any of these individuals, or of a significant number of the investment professionals of Crescent, could have a material adverse effect on our business, financial condition or results of operations.

Our investment adviser is an affiliate of Crescent and depends upon access to the investment professionals and Crescent’s other resources to fulfill its obligations to us under the Investment Advisory and Management Agreement. Our investment adviser will also depend upon such investment professionals to obtain access to deal flow generated by Crescent. In addition, we cannot assure you that an affiliate of Crescent will remain our investment adviser or that we will continue to have access to Crescent’s investment professionals or its information and deal flow.

Crescent’s and our investment adviser’s investment professionals, which are currently composed of the same personnel, have substantial responsibilities in connection with the management of other Crescent clients. Crescent’s personnel may be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which may increase as the number of investments grow, may distract them or slow our rate of investment.

Our investment adviser’s investment committee, which provides oversight over our investment activities, is provided to us by our investment adviser under the Investment Advisory and Management Agreement. The loss of any member of our investment adviser’s investment committee or of Crescent’s other senior professionals would limit our ability to achieve our investment objectives and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

We will not provide key person life insurance for any of our key personnel.

Further, we depend upon Crescent to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Crescent fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom Crescent’s senior professionals have relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities in the future. There can be no assurance that Crescent will replicate its historical ability to generate investment opportunities, and we caution you that our investment returns could be substantially lower than the returns achieved by other Crescent-managed funds.

We may not replicate the historical performance achieved by Crescent.

Our primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by members of our investment adviser’s investment committee or by Crescent. Past performance should not be relied upon as an indication of future results. There can be no guarantee that we will replicate the historical performance of Crescent or the historical performance of investment funds, accounts or other investment vehicles that are or have been managed by members of our investment adviser’s investment committee or by Crescent or its employees, and we caution investors that our investment returns could be substantially lower than the returns achieved by them in prior periods. We cannot assure you that we will be profitable in the future or that our investment adviser will be able to continue to implement our investment objectives with the same degree of success that it has had in the past. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

We depend on Crescent to manage our business effectively.

Our ability to achieve our investment objectives will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on Crescent’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon Crescent’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Crescent’s investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. Crescent’s personnel may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our investment adviser, the investment committee of our investment adviser, Crescent and their affiliates, officers, directors and employees may face certain conflicts of interest.

As a result of our arrangements with Crescent, our investment adviser and our investment adviser’s investment committee, there may be times when our investment adviser or such persons have interests that differ from those of our common stockholders, giving rise to a conflict of interest.

The members of our investment adviser’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Crescent and/or its affiliates. Similarly, Crescent and its affiliates may have other clients with similar, different or competing investment objectives.

In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of, or which may be adverse to the interests of, us or our common stockholders. For example, an affiliate of Crescent presently serves as the investment adviser to CCAP, a publicly listed business development company. Some of our executive officers may serve is similar or other capacities for CCAP. In addition, Crescent has, and will continue to have management responsibilities for other investment funds, accounts and investment vehicles. There is a potential that we will compete with CCAP and such funds, and other entities managed by Crescent and its affiliates, for capital and investment opportunities. As a result, members of our investment adviser’s investment committee who are affiliated with Crescent will face conflicts in the allocation of investment opportunities among us, CCAP and other investment funds, accounts and investment vehicles managed by Crescent and its affiliates and may make certain investments that are appropriate for us but for which we receive a relatively small allocation or no allocation at all. Crescent intends to allocate investment opportunities among us, CCAP, eligible investment funds, accounts and investment vehicles in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and we may not be given the opportunity to participate in all investments made by investment funds managed by Crescent or its affiliates, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

Further, to the extent permitted by applicable law, we and our affiliates may own investments at different levels of a portfolio company’s capital structure or otherwise own different classes of a portfolio company’s securities, which may give rise to conflicts of interest or perceived conflicts of interest. Conflicts may also arise because decisions regarding our portfolio may benefit our affiliates. Our affiliates may pursue or enforce rights with respect to one of its portfolio companies, and those activities may have an adverse effect on us.

Conflicts may arise related to other arrangements with Crescent and our investment adviser and other affiliates.

We have entered into a license agreement with Crescent under which Crescent has agreed to grant us a non-exclusive, royalty-free license to use the name “Crescent Capital.” In addition, the Administration Agreement with our administrator, an affiliate of Crescent, requires we pay to our administrator our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the Administration Agreement, such as our allocable portion of the cost of our chief compliance officer, chief financial officer, general counsel and secretary, their respective staffs and operations personnel who provide services to us; provided that such reimbursement does not conflict with Section 7.8 of our charter. These agreements create conflicts of interest that the independent members of our Board will monitor. For example, under the terms of the license agreement, we will be unable to preclude Crescent from licensing or transferring the ownership of the “Crescent Capital” name to third parties, some of whom may compete against us. Consequently, it will be unable to prevent any damage to goodwill that may occur as a result of the activities of Crescent or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Crescent Capital” as part of our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill it may have generated and otherwise harm our business.

The Investment Advisory and Management Agreement, and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to our investment adviser, may not be as favorable to us as if they had been negotiated exclusively with an unaffiliated third party. In addition, we may desire not to enforce, or to enforce less vigorously, its rights and remedies under these agreements because of our desire to maintain our ongoing relationship with our investment adviser, our administrator and their respective affiliates. Any such decision, however, could breach our directors’ duties to us.

Crescent’s principals and employees, our investment adviser or their affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

Crescent’s executive officers and directors, principals and other employees, including members of our investment adviser’s investment committee, may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf and may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies, Crescent’s policies or as a result of applicable law or regulations, we could be prohibited for a period of time or indefinitely from purchasing or selling the securities of such companies, or we may be precluded from providing such information or other ideas to other funds affiliated with Crescent that might benefit from such information, and this prohibition may have an adverse effect on us.

Our management and incentive fee structure may create incentives for our investment adviser that are not fully aligned with our common stockholders’ interests and may induce our investment adviser to make speculative investments.

We have entered into the Investment Advisory and Management Agreement with our investment adviser, pursuant to which, we will pay management and incentive fees to our investment adviser. We intend to use leverage to make investments. Our investment adviser may have an incentive to use leverage to make additional investments as additional leverage would magnify positive returns, if any, on our portfolio, and the incentive fee would become payable to our investment adviser (i.e., exceed the hurdle amount) at a lower average return on our portfolio. Thus, if we incur additional leverage, our investment adviser may receive additional incentive fees without any corresponding increase (and potentially with a decrease) in the performance of our portfolio.

Additionally, under the incentive fee structure, our investment adviser may benefit when capital gains are recognized and, because our investment adviser will determine when to sell a holding, our investment adviser will control the timing of the recognition of such capital gains. As a result of these arrangements, there may be times when the management team of our investment adviser has interests that differ from those of our common stockholders, giving rise to a conflict. Furthermore, there is a risk our investment adviser will make more speculative investments in an effort to receive this payment. PIK interest and OID would increase our pre-incentive fee net investment income by increasing the size of the loan balance of underlying loans and increasing our assets under management and would make it easier for our investment adviser to surpass the hurdle amount and increase the amount of incentive fees payable to our investment adviser.

The part of the incentive fee payable to our investment adviser relating to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for our investment adviser to the extent that it encourages our investment adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Our investment adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because, under the Investment Advisory and Management Agreement, our investment adviser is not obligated to reimburse us for incentive fees it receives even if we subsequently incur losses or never receives in cash the deferred income that was previously accrued.

Our Board is charged with protecting our interests by monitoring how our investment adviser addresses these and other conflicts of interest associated with its services and compensation. While our Board is not expected to review or approve each investment decision or incurrence of leverage, our independent directors will periodically review our investment adviser’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our investment adviser’s fees and expenses (including those related to leverage) remain appropriate.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent it so invests, bear its ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to our investment adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our common stockholders bears his or her share of the management and incentive fees of our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

Our investment adviser has limited liability and is entitled to indemnification under the Investment Advisory and Management Agreement.

Under the Investment Advisory and Management Agreement, our investment adviser has not assumed any responsibility to us other than to render the services called for under that agreement. Our investment adviser will not be responsible for any action of our Board in following or declining to follow our investment adviser’s advice or recommendations. Under the Investment Advisory and Management Agreement, our investment adviser, its officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with our investment adviser, including, without limitation, our administrator, and any person controlling or controlled by our investment adviser will not be liable to us, any of our subsidiaries, our directors, our common stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the

Investment Advisory and Management Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that our investment adviser owes to us under the Investment Advisory and Management Agreement. In addition, as part of the Investment Advisory and Management Agreement, we have agreed to indemnify our investment adviser and each of its officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with our investment adviser, including, without limitation, our administrator, and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by such party in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of our investment adviser’s duties or obligations under the Investment Advisory and Management Agreement or otherwise as an investment adviser of us, except in respect of any liability to us or our security holders to which such party would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of our investment adviser’s duties or by reason of the reckless disregard of our investment adviser’s duties and obligations under the Investment Advisory and Management Agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than our investment adviser would when acting for its own account.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. We consider our investment adviser and its affiliates, including Crescent, to be our affiliates for such purposes. In addition, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. We consider our investment adviser and its affiliates, including Crescent, to be our affiliates for such purposes. The Investment Company Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. If we are prohibited by applicable law from investing alongside Crescent’s investment funds, accounts and investment vehicles with respect to an investment opportunity, we may not be able to participate in such investment opportunity.

We may, however, invest alongside Crescent’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations or exemptive orders and Crescent’s allocation policy. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Crescent, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price.

In situations where co-investment with investment funds, accounts and investment vehicles managed by Crescent is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of Crescent’s clients, subject to the limitations described in the preceding paragraph, Crescent will need to decide which client will proceed with the investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to us.

Crescent has been granted exemptive relief from the SEC, upon which we and our investment adviser may rely, which permits greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by Crescent in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by Crescent may afford us additional investment opportunities and an ability to achieve a more varied portfolio. Accordingly, the exemptive order permits us to invest with investment funds, accounts and investment vehicles managed by Crescent in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the Investment Company Act. The exemptive relief permitting co-investment transactions generally applies only if our independent directors and directors who have no financial interest in such transaction review and approve in advance each co-investment transaction. The exemptive relief provides that, if the size of a co-investment opportunity is insufficient to meet our and the other Crescent funds’ desired level of participation in full, allocations will generally be made pro rata based on capital available for investment, as determined, in our case, by our Board as well as the terms of our governing documents and those of such investment funds, accounts and investment vehicles. It is our policy to base our determinations on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, our targeted leverage level, our targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for investment funds, accounts and investment vehicles managed by Crescent. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

Our ability to sell or otherwise exit investments also invested in by other Crescent investment vehicles is restricted.

We may be considered affiliates with respect to certain of our portfolio companies because our affiliates, which may include certain investment funds, accounts or investment vehicles managed by Crescent, also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under the Investment Company Act. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited. Crescent has obtained exemptive relief from the SEC in relation to certain joint transactions, upon which we and our investment adviser may rely; however, there is no assurance that the terms such exemptive relief that would permit us to negotiate future restructurings or other transactions that may be considered a joint enterprise.

Conflicts of interest may be created by the valuation process for certain portfolio holdings.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our investment adviser, as the Board's valuation designee, will determine the fair value of these loans and securities as described below in “—Risks Relating to our Business and Structure—Most of our portfolio investments will not be publicly traded and, as a result, the fair value of these investments may not be readily determinable.” Each of the interested members of our Board has an indirect pecuniary interest in our investment adviser. The participation of our investment adviser’s investment professionals in our valuation process, and the pecuniary interest in our investment adviser by certain members of our Board, could result in a conflict of interest as our investment adviser’s management fee is based, in part, on the value of our net assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

We operate in an increasingly competitive market for investment opportunities, which could make it difficult for us to identify and make investments that are consistent with our investment objectives.

A number of entities compete with us to make the types of investments that we make and plan to make. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives.

With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by Crescent. Although Crescent will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in our best interests. Moreover, the performance of investments will not be known at the time of allocation. See “—Our investment adviser, the investment committee of our investment adviser, Crescent and their affiliates, officers, directors and employees may face certain conflicts of interest.”

Our ability to grow depends on our ability to raise capital.

We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance any future debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities or cash flows from operations. We intend to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our common stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations or repay maturing debt. We must borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any.

In addition, we may borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Such requirement, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser’s and our Board’s assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to obtain lines of credit or issue senior securities at all or on terms acceptable to us.

Further, we may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.

Regulations governing our operation as a BDC affect our ability to, and the way in which we may, raise additional capital.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the Investment Company Act, as amended, equals at least 150% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of its indebtedness. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our Common Shares at a price below NAV per share. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV per share of our Common Share if our Board determines that such sale is in our best interests, and if our common stockholders, including holders of a majority of our Common Shares that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). We do not currently have authorization from our common stockholders to issue our Common Shares at a price below the then-current NAV per share.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment.

We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the Investment Company Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the Investment Company Act provisions applicable to BDCs. As a result of such violation, specific rules under the Investment Company Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the Investment Company Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•
increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation.

Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase its level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the Investment Company Act or the desire to maintain our qualification as a RIC.

Additionally, certain loans that we may make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any. Additionally, we invest in unitranche loans (loans that combine both senior and subordinated debt, generally in a first lien position), which may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In certain instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case the “first out” portion of the loan would generally receive priority with respect to repayment of principal, interest and any other amounts due thereunder over the “last out” portion of the loan that we would continue to hold.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•
the ability to cause the commencement of enforcement proceedings against the collateral;
•
the ability to control the conduct of such proceedings;
•
the approval of amendments to collateral documents;
•
releases of liens on the collateral; and
•
waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if its rights are adversely affected.

We will be subject to corporate level income tax if we are unable to qualify as a RIC.

We have elected to be treated as a RIC under the Code and intend to operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. As a RIC, we generally will not pay U.S. federal corporate-level income taxes on our income and net capital gains that we distribute (or are deemed to distribute) to our common stockholders as dividends on a timely basis. We will be subject to U.S. federal corporate-level income tax on any undistributed income and/or gains. To maintain our status as a RIC, we must meet certain source of income, asset diversification and annual distribution requirements. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any) to our common stockholders on an annual basis (the “Annual Distribution Requirement”). We have the ability to pay a large portion of our distributions in shares of our stock, and as long as a portion of such distribution is paid in cash and other requirements are met, such distributions will be taxable as a dividend for U.S. federal income tax purposes. This may result in our U.S. stockholders having to pay tax on such dividends, even if no cash is received, and may result in our non-U.S. stockholders being subject to withholding tax in respect of amounts distributed in our stock. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the Investment Company Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax.

The Annual Distribution Requirement will be satisfied if we distribute dividends to our common stockholders in respect of each taxable year of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for distributions paid. In this regard, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We will be subject to tax, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the current one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years (to the extent that U.S. federal income tax was not imposed on such amounts) less certain over-distributions in the prior year (collectively, the “Excise Tax”). Because we use debt financing, we are subject to (i) an asset coverage ratio requirement under the Investment Company Act and are subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (i) be required to pay the Excise Tax and (ii) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

To qualify as a RIC, in addition to the Annual Distribution Requirement, we must also meet certain annual source of income requirements at the end of each taxable year (the “90% Income Test”) and asset diversification requirements at the end of each calendar quarter (the “Diversification Tests”). Failure to meet these tests may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital in order to prevent the loss of our qualifications as a RIC. Because most of our investments will be in private or thinly traded public companies and are generally illiquid, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our common stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our common stockholders.

The 90% Income Test will be satisfied if we earn at least 90% of its gross income each taxable year from distributions, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities. The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy the Diversification Tests, at least 50% of the value of our assets at the close of each quarter of each taxable year must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities, and no more than 25% of the value of its assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments that could be subject to foreign taxes (such as income tax, withholding, and value added taxes). If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

Certain investors are limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the Investment Company Act and BDCs, such as us, are also currently subject to this restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so. The SEC has adopted Rule 12d1-4 under the Investment Company Act. Subject to certain conditions, Rule 12d1-4 provides an exemption to permit registered investment companies and BDCs to invest in the securities of other registered investment companies and BDCs in excess of the limits currently prescribed by the Investment Company Act.

We may be subject to withholding of U.S. Federal income tax on distributions for non-U.S. stockholders.

Distributions by a RIC generally are treated as dividends for U.S. tax purposes and will be subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder, and an exemption from U.S. tax in the hands of a non-U.S. stockholder.

Properly reported dividend distributions by RICs paid out of certain interest income (such distributions, “interest-related dividends”) are generally exempt from U.S. withholding tax for non-U.S. stockholders. Under such exemption, a non-U.S. stockholder generally may receive interest-related dividends free of U.S. withholding tax if the stockholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. No assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be designated as such by us. In particular, the exemption does apply to distributions paid in respect of a RIC’s non-U.S. source interest income, its dividend income or its foreign currency gains. In the case our Common Shares held through an intermediary, the intermediary may withhold U.S. federal income tax even if we designate the payment as a dividend eligible for the exemption. Also, because our Common Shares will be subject to significant transfer restrictions, and an investment in our Common Shares will generally be illiquid, non-U.S. stockholders whose distributions on our Common Shares are subject to U.S. withholding tax may not be able to transfer our Common Shares easily or quickly or at all.

We may retain income and capital gains in excess of what is permissible for excise tax purposes and such amounts will be subject to 4% U.S. federal excise tax, reducing the amount available for distribution to stockholders.

We may retain some income and capital gains in the future, including for purposes of providing additional liquidity, which amounts would be subject to the 4% Excise Tax. In that event, we will be liable for the tax on the amount by which it does not meet the foregoing distribution requirement.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we generally are required to include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan principal balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, amounts attributable to hedging and foreign currency transactions.

Since in certain cases we may recognize income before or without receiving cash in respect of such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. Such a failure could have a material adverse effect on us and on any investment in us.

Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash.

Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

•
OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral;
•
OID income may also create uncertainty about the source of our cash distributions;
•
OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
•
for accounting purposes, cash distributions to stockholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the Investment Company Act does not require that stockholders be given notice of this fact;
•
generally, we must recognize income for income tax purposes no later than when it recognizes such income for accounting purposes;
•
the higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans;
•
the presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to our investment adviser in the form of incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized;
•
even if accounting conditions are met, borrowers on such securities could still default when our actual collection is expected to occur at the maturity of the obligation;

•
OID and PIK create the risk that incentive fees will be paid to our investment adviser based on non-cash accruals that ultimately may not be realized, which our investment adviser will be under no obligation to reimburse us or these fees; and

PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

Stockholders may be required to pay tax in excess of the cash they receive.

Under our distribution reinvestment plan, if a stockholder owns our Common Shares, the stockholder will have all cash distributions automatically reinvested in additional Common Shares unless such stockholder, or his, her or its nominee on such stockholder’s behalf, specifically “opts out” of the distribution reinvestment plan by delivering a written notice to the Plan Administrator, that is received by the Plan Administrator at least 10 days prior to the record date of the next distribution. If a stockholder does not “opt out” of the distribution reinvestment plan, that stockholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our Common Shares to the extent the amount reinvested was not a tax-free return of capital to the stockholder. As a result, a stockholder may have to use funds from other sources to pay U.S. federal income tax liability on the value of the Common Shares received. Even if a stockholder chooses to “opt out” of the distribution reinvestment plan, we will have the ability to declare a large portion of a dividend in our Common Shares instead of in cash in order to satisfy the Annual Distribution Requirement (as defined herein under the heading “Election to Be Taxed as a Regulated Investment Company”). As long as a portion of this dividend is paid in cash and certain other requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally will be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in our Common Shares.

Our business could be adversely affected in the event we default under our existing credit facility or any future credit or other borrowing facility.

We have entered, and in the future may enter, into one or more credit facilities. The closing of any credit facility is contingent on a number of conditions including, without limitation, the negotiation and execution of definitive documents relating to such credit facility. If we obtain any additional credit facilities, we intend to use borrowings under such credit facilities to make additional investments and for other general corporate purposes. However, there can be no assurance that we will be able to close such additional credit facilities or obtain other financing.

In the event we default under one of our credit facilities or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the relevant credit facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the relevant credit facility or any future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, ability to pay dividends, financial condition, results of operations and cash flows. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which might result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations.

In addition, following any such default, the agent for the lenders under the relevant credit facility or such future credit or other borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Lastly, as a result of any such default, we may be unable to obtain additional leverage, which could, in turn, affect our return on capital.

Our sole initial stockholder has approved a proposal that allows us to reduce our asset coverage ratio to 150%, we are subject to a 150% asset coverage.

Under the Investment Company Act, a BDC is allowed to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150% if certain requirements are met. The reduced asset coverage requirement permits a BDC to borrow up to two dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by it. Because Crescent, as our sole initial stockholder, has approved a proposal that allows us to reduce our asset coverage ratio to 150%, the ratio applicable to our senior securities is 150%.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we may use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our Common Shares to increase more sharply than it would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would have without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions or pay dividends on our Common Shares, make scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risk Factors—Risks Relating to Our Business and Structure—Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and increase the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.”

We are and may be subject to restrictions under our credit facility and any future credit or other borrowing facility that could adversely impact our business.

Our credit facilities, and any future borrowing facility, may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We currently pledge and may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Like with our current credit facility, we expect that any future security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders, and we expect that the custodian for our securities serving as collateral for such loan would include in the custodian’s electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. Under our current credit facility, we are subject to customary events of default. If we were to default under the terms of our current credit facility or any future borrowing facility, the agent for the applicable lenders would be able to assume control of the timing of disposition of the assets pledged under the facility, which could include any or all of our assets securing such debt. Such remedial action would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the security interests as well as negative covenants under our current credit facility or any other future borrowing facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under our current credit facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the relevant credit facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay dividends.

In addition, under our credit facilities, or any other future borrowing facility, we may be limited as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained.

There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under our credit facilities or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant credit facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

In addition to regulatory or existing credit facility requirements that restrict our ability to raise capital, any future debt facilities may contain various covenants that, if not complied with, could accelerate repayment under such debt facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

Agreements covering our current credit facility require and future agreements governing any debt facilities may require us to comply with certain financial and operational covenants. These covenants may include, among other things:

•
restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;
•
restrictions on our ability to incur liens; and
•
maintenance of a minimum level of stockholders’ equity.

Our compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with an obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity.

Accordingly, there are no assurances that we will be able to comply with the covenants in our credit facilities or any debt facilities we enter into. Failure to comply with these covenants could result in a default under these debt facilities, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and increase the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we have borrowed from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of the holders of our Common Shares, and we would expect such lenders to seek recovery against our assets in the event of a default. We have and may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of our credit facilities and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our Common Shares or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, holders of our Common Shares will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to our investment adviser.

There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. There can be no assurance that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to stockholders or on terms that would not require us to breach the terms and conditions of our future debt agreements.

As a BDC, we are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure stockholders that we will be able to obtain credit at all or on terms acceptable to it.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our investment objectives and our net investment income. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. If market rates decrease we may earn less interest income from investments made during such lower rate environment. From time to time, we may also enter into certain hedging transactions, such as futures, options, currency options, forward contracts, interest rate swaps, caps, collars and floors to mitigate our exposure to changes in interest rates. In addition, we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect the NAV of our Common Shares. Also, an increase in interest rates available to investors could make an investment in our Common Shares less attractive if we are not able to increase our dividend rate. Further, portfolio companies may be highly leveraged, and leveraged companies are often more sensitive to economic factors such as a significant rise in interest rates, as a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. If a portfolio company is unable to generate sufficient cash flow to meet principal and interest payments to lenders, it may be forced to take actions to satisfy such obligations under its indebtedness or be forced into liquidation, dissolution or insolvency. These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. If such strategies are not successful and do not permit the portfolio company to meet its scheduled debt service obligations, such actions could significantly reduce or even eliminate the value of our investment(s) in such portfolio company.

We may be the target of litigation.

Our investment activities subject it to litigation relating to the bankruptcy process and the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company’s direction. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

Most of our portfolio investments will not be publicly traded and, as a result, the fair value of these investments may not be readily determinable.

A large percentage of our portfolio investments will not be publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments at fair value as determined by our investment adviser, as the Board’s valuation designee, based on, among other things, the input of our management committee and the oversight of our audit committee and independent valuation firms that may be engaged by our investment adviser, subject to the oversight of our Board, to help affirm the valuation of certain portfolio investments without a readily available market quotation. In addition, we expect that our independent registered public accounting firm will obtain an understanding of, and perform select procedures relating to, our investment valuation process within the context of performing the integrated audit.

The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize. Our net asset value per share could be adversely affected if our determinations regarding the fair value of these investments are higher than the values that we realize upon disposition of such investments.

New or modified laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies may be subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of its business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail our self of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the strategies and plans set forth therein and may shift our investment focus from the areas of Crescent’s expertise to other types of investments in which Crescent may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of an investor’s investment. If we invest in commodity interests in the future, our investment adviser may determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) or may determine to operate subject to CFTC regulation, if applicable. If we or our investment adviser were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.

On January 20, 2021, Mr. Joseph R. Biden was inaugurated as President of the United States. As a candidate, President Biden called for significant policy changes and the reversal of several of the prior presidential administration’s policies, including significant changes to U.S. fiscal, tax, trade, healthcare, immigration, foreign, and government regulatory policy. In addition, to the extent the U.S. Congress or the current or future presidential administrations implement changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation, interest rates, fiscal or monetary policy and other areas in ways that adversely impact us or our portfolio companies.

Further, there has been increasing commentary amongst regulators and intergovernmental institutions, including the Financial Stability Board and International Monetary Fund, on the topic of so called “shadow banking” (a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system). We are an entity outside the regulated banking system and certain of our activities may be argued to fall within this definition and, in consequence, may be subject to regulatory developments. As a result, we and our investment adviser could be subject to increased levels of oversight and regulation. This could increase costs and limit operations. In an extreme eventuality, it is possible that such regulations could render our continued operation unviable and lead to our premature termination or restructuring.

We are subject to risks related to corporate social responsibility.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Crescent also recognizes the importance of considering ESG factors in the investment-decision making process in accordance with its ESG policy.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. In May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing European Union (“EU”) labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. In addition, the SEC has proposed rules that would require additional disclosures about ESG investment practices by investment advisers and certain funds, including BDCs. The SEC has also proposed rules that, among other matters, would establish a framework for reporting of climate-related risks. At this time, there is uncertainty regarding the scope of these proposed rules and when they would become effective (if at all). Compliance with these proposed rules may be onerous and expensive. Further, compliance with any new laws, regulations or disclosure obligations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology pose risks to our Company and our portfolio investments. Our Company and our portfolio investments could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to our Company, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio investments are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our Company or our investments.

Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Additionally, legislative or other actions relating to taxes could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our common stockholders, or our portfolio companies. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our common stockholders of such qualification or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

The lack of liquidity in our investments may adversely affect our business.

All of our assets may be invested in illiquid loans and securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of its portfolio quickly, we may realize significantly less than the value at which it has previously recorded its investments. Some of our debt investments may contain interest rate reset provisions that may make it more difficult for the borrowers to make periodic interest payments to us. In addition, some of our debt investments may not pay down principal until the end of their lifetimes, which could result in a substantial loss to us if the portfolio companies are unable to refinance or repay their debts at maturity.

We may be obligated to pay our investment adviser certain fees even if we incur a loss.

Our investment adviser is entitled to incentive fees for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting any incentive fees and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive fee purposes excludes realized and unrealized capital losses or depreciation and income taxes related to realized gains that we may incur in the fiscal quarter, even if such capital losses or depreciation and income taxes related to realized gains result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our investment adviser incentive fees for a fiscal quarter even if there is a decline in the value of our portfolio or the net asset value of our Common Shares or we incur a net loss for that quarter.

If a portfolio company defaults on a loan that is structured to provide interest, it is possible that accrued and unpaid interest previously used in the calculation of incentive fees will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of incentive fees it received that was based on accrued income that we never receive.

There is a risk that investors in our Common Shares may not receive distributions or that our distributions may not grow over time and that investors in our debt may not receive all of the interest income to which they are entitled.

We make distributions on a monthly basis to our common stockholders out of assets legally available for distribution. There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital to stockholders or offering proceeds, and we have no limits on the amounts we may pay from such sources. In addition, distributions may also be funded in significant part, directly or indirectly, from temporary waivers or expense reimbursements borne by our investment adviser or its affiliates, that may be subject to reimbursement to our investment adviser or its affiliates. The repayment of any amounts owed to our investment adviser or our affiliates will reduce future distributions to which you would otherwise be entitled. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in its reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments.

In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Certain of our credit facilities may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

The above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from the Offering. Therefore, portions of the distributions that we make may represent a return of capital to you that will lower your tax basis in your Common Shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursement waivers from the investment adviser or the administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the sole discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our common stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities.

Our distributions to stockholders may be funded from expense reimbursements that are subject to repayment pursuant to our Expense Support and Conditional Reimbursement Agreement.

Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our investment adviser and its affiliates. Any such distributions funded through expense reimbursements will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our investment adviser and its affiliates continue to make such reimbursements. Our future repayments of amounts reimbursed by our investment adviser or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. The initial advancement of expenses or waiver of fees by our investment adviser and its affiliates pursuant to the Expense Support and Conditional Reimbursement Agreement may prevent or reduce a decline in NAV in the short term, and our reimbursement of these amounts may reduce NAV in the future. Further, there can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our investment adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from the Offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Stockholders should understand that any distributions made from sources other than cash flow from operations or relying on expense reimbursement waivers, if any, from our investment adviser or our administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our investment adviser or our administrator continues to makes such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Stockholders should also understand that our future repayments to our investment adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. Our investment adviser and our administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

Our investment adviser and administrator each have the ability to resign on 120 days’ and 60 days’ notice, respectively, and we may not be able to find a suitable replacement within that time, resulting in a disruption in operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right under the Investment Advisory and Management Agreement to resign as our investment adviser at any time upon not less than 120 days’ written notice, whether we have found a replacement or not. Similarly, our administrator has the right under the Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser or administrator were to resign, we may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days or 60 days, respectively, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our common stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and administrator, as applicable. Even if we are able to retain a comparable service provider or individuals performing such services are retained, whether internal or external, their integration and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

In addition, if our investment adviser resigns or is terminated, we would lose the benefits of our relationship with Crescent, including the use of its communication and information systems, market expertise, sector and macroeconomic views and due diligence capabilities, as well as any investment opportunities referred to us by Crescent, and we would be required to change our name, which may have a material adverse impact on our operations.

Although we expect to adopt a share repurchase program, we have discretion to not repurchase your Common Shares, to suspend the program, and to cease repurchases.

We currently expect that the Board will adopt a share repurchase program beginning no later than the first full calendar quarter after we hold the first closing in the Offering. Our Board may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your Common Shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer is repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. We are not currently required to comply with certain requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and we will not be required to comply with certain of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our Common Shares, which is not expected to occur.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three- year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

We may not be able to obtain all required state licenses.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in an offering of our Common Shares, which would harm our ability to achieve our investment objectives.

As of June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in an offering of our Common Shares cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend participating in an offering of our Common Shares to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to us, such as listed entities, exist and may have lower expenses, less complexity and/or lower investment risk than us. Certain investments in listed entities may involve lower or no commissions at the time of initial purchase. Under Regulation Best Interest, broker-dealers participating in an offering of our Common Shares must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital in an offering of our Common Shares, it would harm our ability to create a diversified portfolio of investments, particularly while we have only satisfied the minimum offering amount, and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

Risks Relating to Our Investments

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing NAV through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined by our investment adviser, as the Board’s valuation designee, as described above in “—Risks Relating to our Business and Structure—Most of our portfolio investments will not be publicly traded and, as a result, the fair value of these investments may not be readily determinable.”

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We will be subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity.

We expect that our investments will generally allow for repayment at any time subject to certain penalties. When such prepayment occurs, we intend to generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our ability to pay, or the amount of, dividends on our Common Shares, which could result in a decline in the market price of our shares.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the U.S. Federal Reserve has raised certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates.”

We typically invest in middle-market companies, which involves higher risk than investments in large companies.

Our investment strategy focuses on investments in private middle-market companies. Our primary focus is to invest in companies with EBITDA of $35 million to $120 million; however, we may invest in larger or smaller companies. Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we will rely on the ability of Crescent’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision and may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that it may have obtained in connection with our investment.

In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and our investment adviser, its affiliates, and/or any of their respective principals and employees may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies. What constitutes a middle-market company is not standardized in our industry, and our definition may differ from those of our competitors and other market participants. Additionally, the primary metric we use to identify middle-market companies, EBITDA, is based in part on qualitative judgment. Thus, our calculation of a company’s EBITDA may differ from those of other parties.

In addition, investment in middle-market companies involves a number of other significant risks, including:

•
they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•
they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•
changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and
•
they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Our investments may be risky and we could lose all or part of our investment.

The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services). Below investment grade securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. While the debt we invest in is often secured, such security does not guarantee that we will receive principal and interest payments according to the terms of the loan, or that the value of any collateral will be sufficient to allow us to recover all or a portion of the outstanding amount of the loan should we be forced to enforce our remedies.

Some of the loans in which we may invest directly or indirectly through investments in collateralized debt obligations (“CDOs”), collateralized loan obligations (“CLOs”) or other types of structured entities may be “covenant-lite” loans, which means the loans contain fewer covenants than other loans (in some cases, none) and may not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. An investment by us in a covenant-lite loan may potentially hinder the ability to reprice credit risk associated with the issuer and reduce the ability to restructure a problematic loan and mitigate potential loss. We may also experience delays in enforcing our rights under covenant-lite loans. Furthermore, we will generally not have direct rights against the underlying borrowers or entities that sponsor CLOs, which means we will not be able to directly enforce any rights and remedies in the event of a default of a loan held by a CLO vehicle. As a result of these risks, our exposure to losses may be increased, which could result in an adverse impact on our net income and net asset value.

We also may invest in assets other than first and second lien and subordinated debt investments, including high-yield securities, U.S. government securities, credit derivatives and other structured securities and certain direct equity investments. These investments entail additional risks that could adversely affect our investment returns.

We may invest in high yield debt, or below investment grade securities, which has greater credit and liquidity risk than more highly rated debt obligations.

We may also invest in debt securities which will not be rated by any rating agency and, if they were rated, would be rated as below investment grade quality. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Below investment grade securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

Investments in equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

We may purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock also has experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on the underlying portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•
any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
•
to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and
•
in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company. Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;
•
preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;
•
preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and
•
generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when we invest in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position), second lien senior secured loans or subordinated debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the management fee and incentive fees to our investment adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the management fee and incentive fees due to our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

We may be subject to risks associated with syndicated loans.

From time to time, our investments may consist of syndicated loans that were not originated by us or our investment adviser. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributed payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or our investment adviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

The disposition of our investments may result in contingent liabilities.

We currently expect that substantially all of our investments will involve loans and private securities. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through its return of distributions previously made to us.

Our subordinated investments may be subject to greater risk than investments that are not similarly subordinated.

We may make subordinated investments that rank below other obligations of the borrower in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the borrower or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance.

We may hold the debt securities of leveraged companies.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that it may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective.

The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations that we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt investments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements (including agreements governing “first out” and “last out” structures) that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and other equity holders and management of the company may make decisions that could decrease the value of our investment in such portfolio company.

When we make debt or minority equity investments, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although we expect most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

The due diligence process that our investment adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with an investment.

Our investment adviser’s due diligence may not reveal all of a company’s liabilities and may not reveal other weaknesses in its business. There can be no assurance that our due diligence process will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, our investment adviser will assess the strength and skills of the company’s management team and other factors that it believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our investment adviser will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. We may make investments in, or loans to, companies, including middle market companies, which are not subject to public company reporting requirements, including requirements regarding preparation of financial statements, and will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations and the ability of our investment advisers’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we and our investment adviser are unable to uncover all material information about these companies, we may not make a fully informed investment decision and may lose money on our investments. As a result, the evaluation of potential investments and the ability to perform due diligence on and effective monitoring of investments may be impeded, and we may not realize the returns that it expects on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

We may be subject to risks under hedging transactions and may become subject to risk if we invest in non-U.S. securities.

The Investment Company Act generally requires that 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. However, our portfolio may include debt securities of non-U.S. companies, including emerging market issuers, to the limited extent such transactions and investments would not cause us to violate the Investment Company Act. We expect that these investments would focus on the same secured debt, unsecured debt and related equity security investments that we make in U.S. middle-market companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in loans and securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations or judgments or foreclosing on collateral, lack of uniform accounting and auditing standards and greater price volatility.

Engaging in either hedging transactions or investing in foreign loans and securities would entail additional risks to our common stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign loans and securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible for us to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those loans and securities would likely fluctuate as a result of factors not related to currency fluctuations.

We may not realize anticipated gains on the equity interests in which we invest.

When we invest in loans and debt securities, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon such disposition. However, the equity interests we receive may not appreciate in value and, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Changes in healthcare laws and other regulations applicable to some of our portfolio companies businesses may constrain their ability to offer their products and services.

Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

Our investments in the consumer products and services sector are subject to various risks including cyclical risks associated with the overall economy.

General risks of companies in the consumer products and services sector include cyclicality of revenues and earnings, economic recession, currency fluctuations, changing consumer tastes, extensive competition, product liability litigation and increased government regulation. Generally, spending on consumer products and services is affected by the health of consumers. Companies in the consumer products and services sectors are subject to government regulation affecting the permissibility of using various food additives and production methods, which regulations could affect company profitability. A weak economy and its effect on consumer spending would adversely affect companies in the consumer products and services sector.

Our investments in the financial services sector are subject to various risks including volatility and extensive government regulation.

These risks include the effects of changes in interest rates on the profitability of financial services companies, the rate of corporate and consumer debt defaults, price competition, governmental limitations on a company’s loans, other financial commitments, product lines and other operations and recent ongoing changes in the financial services industry (including consolidations, development of new products and changes to the industry’s regulatory framework). There is continued instability and volatility in the financial markets. Insurance companies have additional risks, such as heavy price competition, claims activity and marketing competition, and can be particularly sensitive to specific events such as man-made and natural disasters (including weather catastrophes), climate change, terrorism, mortality risks and morbidity rates.

Our investments in technology companies are subject to many risks, including volatility, intense competition, shortened product life cycles, litigation risk and periodic downturn.

We have invested and will continue investing in technology companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology related markets are generally characterized by abrupt business cycles and intense competition, where the leading companies in any particular category may hold a highly concentrated percentage of the overall market share.

Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

The effect of global climate change may impact the operations of our portfolio companies.

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies' financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Other risks associated with climate change include risks related to the impact of climate-related legislation and regulation (both domestically and internationally), as well as risks related to climate-related business trends.

Risks Relating to an Investment in Our Common Shares

Investing in our Common Shares may involve an above average degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and volatility or loss of principal, including the risk that the investor may lose their entire investment. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.

Amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that we do not raise sufficient capital, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. If we are unable to raise substantial funds, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets.

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our Common Shares. Additionally, our investment adviser selects our investments, and our common stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Common Shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

An investment in our Common Shares will have limited liquidity.

Our shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a listing of our Common Shares on a national securities exchange. There can be no guarantee that we will list our Common Shares on a national securities exchange. Investment in our Common Shares is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in our Common Shares. Except in limited circumstances for legal or regulatory purposes, stockholders are not entitled to have their shares repurchased. Stockholders must be prepared to bear the economic risk of an investment in our Common Shares for an extended period of time. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

Certain investors will be subject to Exchange Act filing requirements.

Because our Common Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our common stockholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each stockholder is responsible for determining its filing obligations and preparing the filings. In addition, our common stockholders who hold more than 10% of a class of our Common Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of our profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations. In this regard, until such time as all classes of our Common Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in each class of our Common Shares by “benefit plan investors” to less than 25% of the total value of each class of our Common Shares (within the meaning of the Plan Asset Regulations).

If, notwithstanding our intent, our assets were deemed to be “plan assets” of any common stockholder that is a “benefit plan investor” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by us, and (ii) the possibility that certain transactions in which we might seek to engage could constitute “prohibited transactions” under ERISA and Section 4975 of the Code. If a prohibited transaction occurs for which no exemption is available, our investment adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the Covered Plan (as defined below) for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each party in interest or disqualified person (within the meaning of Section 3(14) of ERISA or Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a “benefit plan investor” who decides to invest in us could, under certain circumstances, be liable for prohibited transactions or other violations as a result of its investment in us or as co-fiduciary for actions taken by or on behalf of us or our investment adviser. With respect to a “benefit plan investor” that is an IRA that invests in us, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Until such time as all the classes of our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any common stockholder or potential common stockholder from purchasing our Common Shares; (b) prohibit any redemption of our Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our Board determines that there is a substantial likelihood that such holder’s purchase or ownership of Common Shares or the redemption of such holder’s Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all of our Common Shares of the Fund shall be subject to such terms and conditions.

Prospective investors should carefully review the matters discussed under “Restrictions on Share Ownership” and should consult with their own advisors as to the consequences of making an investment in the Fund.

No stockholder approval is required for certain mergers.

Our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the Investment Company Act and Maryland law, such mergers will not require stockholder approval so you will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of our NAV per share of the Fund or are otherwise required to be approved under Maryland law. These mergers may involve funds managed by affiliates of our investment adviser. Subject to stockholder approval, the Board may also seek to convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident stockholders.

The NAV of our Common Shares, and liquidity, if any, of the market for our Common Shares may fluctuate significantly.

The capital and credit markets have experienced periods of extreme volatility and disruption over the past several years. The NAV for our Common Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
price and volume fluctuations in the capital and credit markets from time to time;
•
changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;
•
changes in accounting guidelines governing valuation of our investments;
•
loss of our RIC or BDC status;
•
loss of a major funding source;
•
our ability to manage our capital resources effectively;
•
changes in our earnings or variations in our operating results;
•
changes in the value of our portfolio of investments;
•
any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•
departure of Crescent’s key personnel;
•
uncertainty surrounding the strength of the U.S. economy;
•
uncertainty between the U.S. and other countries with respect to trade policies, treaties, and tariffs;
•
global unrest; and
•
general economic trends and other external factors.

Our common stockholders will experience dilution in their ownership percentage if they opt out of our distribution reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our distribution reinvestment plan are automatically reinvested in our Common Shares. As a result, our common stockholders that opt out of our distribution reinvestment plan will experience dilution in their ownership percentage of our Common Shares, and thus, their voting power, over time. See “Distribution Reinvestment Plan.”

Common stockholders who participate in the distribution reinvestment plan may increase their risk of overconcentration.

Common stockholders who opt in to our distribution reinvestment plan will have any cash distributions otherwise payable to them automatically reinvested in additional shares of our common stock. This may increase such stockholder’s ownership percentage in us and could increase such stockholder’s risk of overconcentration.

Our future credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our future credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.

Our Charter designates the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Northern Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for: (a) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (“MGCL"), other than any action arising under federal or state securities laws, including, without limitation, (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of any duty owed by any of our directors or officers or other employees to us or to our stockholders or (iii) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the MGCL or the charter or the bylaws; or (b) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in our Common Shares will be deemed to have notice of and to have consented and waived any objection to this exclusive forum provision of the charter, as the same may be amended from time to time. The charter includes this provision so that we can respond to litigation more efficiently, reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums, and make it less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements. However, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder believes is favorable for disputes with us or our directors, officers or other employees, if any, and may discourage lawsuits against us and our directors, officers or other employees, if any. We believe the risk of a court declining to enforce this exclusive forum provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provision. However, if a court were to find such provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any Internal Corporate Claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that it does not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

General Risk Factors

Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.

Many of the portfolio companies in which we expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay their loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Macroeconomic factors such as real GDP growth, consumer confidence, the COVID-19 pandemic, supply chain disruptions, inflation, employment levels, oil prices, interest rates, tax rates, foreign currency exchange rate fluctuations and other macroeconomic trends can adversely affect customer demand for the products and services that our portfolio companies offer and may adversely impact their businesses or financial results. In addition, although we invest primarily in companies located in the United States, our portfolio companies may rely on parts or supplies manufactured outside the United States. As a result, any event causing a disruption of imports, including natural disasters, public health crises, or the imposition of import or trade restrictions in the form of tariffs or quotas could increase the cost and reduce the supply of products available to our portfolio companies, which may negatively impact their businesses or financial results.

Adverse economic conditions may also decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. If the value of collateral underlying our loan declines during the term of the loan, a portfolio company may not be able to obtain the necessary funds to repay the loan at maturity through refinancing. Decreasing collateral value may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. Thus, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to us. We consider a number of factors in making our investment decisions, including, but not limited to, the financial condition and prospects of a portfolio company and its ability to repay our loan. Unfavorable economic conditions could negatively affect the valuations of our portfolio companies and, as a result, make it more difficult for such portfolio companies to repay or refinance our loan. Therefore, these events could prevent us from increasing our investments and harm our operating results. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due, termination of the portfolio company’s loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize its ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, which may include the waiver of certain financial covenants. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, depending on the facts and circumstances, including the extent to which we actually provide significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt.

In addition, the failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our or our portfolio company’s ability to access deposits or borrow from financial institutions on favorable terms. Additionally, if a portfolio company or its sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with us, which in turn may result in fewer co-investment opportunities being made available to us or impact our ability to provide additional follow-on support to portfolio companies. Our ability and our portfolio companies to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on our respective assets as a result of a bank agreeing to provide financing.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

The impact of events described above on our portfolio companies could impact their ability to make payments on their loans on a timely basis and may impact their ability to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake amendment actions with respect to our investments or to restructure our investments, which may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements.

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to enter into a new credit or other borrowing facility, obtain other financing to finance the growth of our investments, or refinance any outstanding indebtedness on acceptable economic terms, or at all.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or our investment adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our business, financial condition and operating results and negatively affect the NAV of our Common Shares and our ability to pay dividends to our common stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of its confidential information and/or damage to its business relationships.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to it by third-party service providers. We, our investment adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber-incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information.

While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management, Strategy and Governance

The Company is externally managed by the Adviser and has no employees or internal information systems. Thus, the Company relies on the Adviser and the Administrator, their parent company, Crescent, as well as the custodian and other service providers to protect the Company’s information from cybersecurity threats. The Company’s chief compliance officer (the “CCO”), together with Crescent’s Head of Information Technology, oversee the Company's risk management policies and procedures related to cybersecurity risks, subject to the oversight of the Board. Crescent uses various security tools and procedures that help the Company identify, escalate, investigate, resolve and recover from cybersecurity incidents in a timely manner.

The CCO and Crescent also review key Company service providers’ compliance and risk management policies and procedures related to cybersecurity matters, evaluate such service providers’ use of information systems which have the potential to subject the Company to information technology vulnerabilities and receives reports from the Company’s service providers regarding any cybersecurity threats and incidents. As part of the oversight of the Company’s key service providers, Crescent engages a third-party consultant to conduct a cybersecurity assessment and preparedness analysis on such service providers on an annual basis. The CCO and the Head of Information Technology provide regular reports to the Board regarding significant risks to the Company, including, among others, those relating to cybersecurity. In addition, the CCO informs the Board regarding material cybersecurity matters as they arise. The Company has also adopted policies and procedures designed to ensure the timely disclosure of any material cybersecurity incidents.

Crescent follows National Institute of Standards and Technology standards for cybersecurity risk management and has put policies, controls and multiple layers of security in place to safeguard its systems and data, including those of the Company. In particular, Crescent deploys specialized security technology and operational controls including, but not limited to firewalls, anti-virus systems, multi-factor authentication, restricted access, and electronic surveillance/monitoring. Crescent conducts regular testing to assess information technology vulnerabilities and employee cybersecurity awareness, utilizes third-party technology solutions for real-time vulnerability management, and engages third-party consultants to conduct cybersecurity assessments and preparedness analyses periodically. Crescent also requires all employees, including those of the Adviser and the Administrator, to complete comprehensive cybersecurity training at least annually.

Crescent’s Head of Information Technology has over 30 years of business experience managing risks from cybersecurity threats and developing and implementing cybersecurity policies and procedures. Our CCO has over 15 years of experience advising on and managing compliance risks, including those related to cybersecurity, and developing and implementing policies and procedures to address such risks. Team members who support our information security and compliance programs also have relevant educational and industry experience.

Since our commencement of operations, we have not experienced a material information security breach incident and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors— Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of its confidential information and/or damage to its business relationships.”

See “Item 1A. Risk Factors— Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of its confidential information and/or damage to its business relationships”

Item 2. PROPERTIES

We maintain our principal executive office at 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025. We do not own any real estate or other physical properties materially important to our operations.

Item 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. We may be a party to certain lawsuits in the normal course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with our activities or the activities of our portfolio companies. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Share Valuation

There is no public market for our Common Shares currently, nor are there any plans for one to develop.

The following table sets forth, for each fiscal month during the most recently completed fiscal year, the net asset value (or NAV) of our Class I shares.

Date	Class I NAV Per Share
May 31, 2023	$24.94
June 30, 2023	25.05
July 31, 2023	25.18
August 31, 2023	25.38
September 30, 2023	25.47
October 31, 2023	25.50
November 30, 2023	25.73
December 31, 2023	26.11

There were no Class S shares or Class D shares issued and outstanding during the period from May 5, 2023 (commencement of operations) through December 31, 2023.

Share Issuances

Upon commencement, we expect the Offering to consist of three classes of shares of our common stock, Class S shares, Class D shares and Class I shares. The share classes have different ongoing stockholder servicing fees. Other than the differences in ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.

As of February 26, 2024, there were 4 holders of record of the Class I shares. There were no holders of record of our Class S shares or Class D shares as of February 26, 2024.

Upon commencement of the Offering, we will determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.

Distribution Policy

We currently intend to pay regular monthly distributions commencing with the first full calendar quarter after we hold the first closing in the Offering. However, any distributions we make will be at the sole discretion of our Board, which will consider factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC (as defined below) requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our common stockholders of at least 90% of our taxable income and tax exempt interest.

The per share amount of distributions on Class S shares, Class D shares and Class I shares generally differ because of different class-specific stockholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and distributions on Class D shares will be lower than Class I shares because we are required to pay higher ongoing stockholder servicing and/or distribution fees with respect to the Class Shares (compared to Class D shares and Class I shares) and we are required to pay a higher ongoing stockholder servicing and/or Distribution fees with respect to Class D shares (compared to Class I shares). In this way, stockholder servicing and/or distribution fees are indirectly paid by holders of Class S shares and Class D shares, in that the stockholder servicing and/or distribution fee charged to such class is used by the Company to compensate third-party brokers that sell Common Shares or provide services to investors who own Common Shares.

We have made no distributions for the period from May 5, 2023 (commencement of operations) through December 31, 2023.

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the stockholder servicing and/or distribution fees we pay the Intermediary Manager (as defined below) with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of our NAV for such class. The stockholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Class of Common Shares	Stockholder Servicing and/or Distribution Fee as a % of NAV
Class S Shares	0.85%
Class D Shares	0.25%
Class I Shares	-

Subject to FINRA and other limitations on underwriting compensation, we will pay a stockholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a stockholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

The stockholder servicing and/or distribution fees will be paid monthly in arrears. The Intermediary Manager will reallow (pay) all or a portion of the stockholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing stockholder services performed by such brokers. Because the stockholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the stockholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. The stockholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. Because the stockholder servicing and/or distribution fees are paid out of the Fund’s assets on an ongoing basis, over time these fees will increase the cost of a stockholder’s investment and may cost the stockholder more than paying other types of sales charges.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions authorized by the Board on behalf of our common stockholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our common stockholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution or other distribution. Distributions on fractional shares will be credited to each participating stockholder’s account to three decimal places.

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

There were no share repurchases completed for the period from May 5, 2023 (commencement of operations) through December 31, 2023.

Sale of Unregistered Securities

On May 3, 2023, Crescent Capital Group LP, an affiliate of our investment adviser, purchased 1,000 Class I shares for $25,000 at $25.00 per share.

On May 5, 2023, Sun Life Assurance Company of Canada (“Sun Life Assurance”), an affiliate of Sun Life Financial Inc., a majority owner of the Company (“Sun Life”) made a $150.0 million capital commitment to the Company. On May 5, 2023, Sun Life

Assurance was issued 1,200,000 Class I shares for $30.0 million at $25.00 per share. In June 2023, Sun Life Assurance subsequently transferred its remaining undrawn commitment totaling $120.0 million to BK Canada Holdings Inc. (“BK Canada”), an affiliate of Sun Life. On July 3, 2023, BK Canada was issued 1,796,407 Class I shares for $45.0 million at $25.05 per share.

On November 1, 2023, BK Canada was issued 980,392 Class I shares for $25.0 million at $25.50 per share. $70.0 million of BK Canada's $120.0 million total capital commitment has been called through December 31, 2023. The Sun Life Assurance and BK Canada private placements of Class I shares were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder.

On December 31, 2023, the Company agreed to sell Class I shares for an aggregate purchase price of $1.45 million to an investor who represented it was a “non-U.S. person” pursuant to Regulation S of the Securities Act. The purchase price per Class I share will equal the Company’s NAV per Class I share as of the last calendar day of December 2023 (the “December NAV”), which is generally expected to be available within 20 business days after January 1, 2024. At that time, the number of Class I shares issued to each investor based on the December NAV and such investor’s subscription amount will be determined and Class I shares will be credited to the investor’s account as of the effective date of the share purchase, January 1, 2024. The offer and sale of the Class I shares was exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder. “See – Recent Developments”

Item 6. RESERVED.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report. Some of the statements in this section (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Crescent Private Credit Income Corp. (the “Company,” “we,” “us,” or “our”). The forward-looking statements contained in this section involve a number of risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the Investment Company Act. Formed as a Maryland corporation on November 10, 2022, we are externally managed by our investment adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our investment adviser is registered as an investment adviser with the SEC. We have also elected to be treated, and intend to qualify annually, as a RIC under the Code.

We are externally managed by our investment adviser, Crescent Cap NT Advisors, LLC (the “Adviser”), an affiliate of Crescent, pursuant to our Investment Advisory and Management Agreement (as defined below). Our administrator, CCAP Administration LLC (the “Administrator”), an affiliate of Crescent, provides certain administrative and other services necessary for us to operate. CCAP Administration LLC also serves as the Administrator of Crescent Capital BDC, Inc. (“CCAP”), a publicly-traded BDC affiliated with the Company, since 2015.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation through debt and related equity investments. We seek to invest primarily in directly originated assets, including first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position), second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, which in some cases includes an equity component and preferred component and other types of credit instruments, made to or issued by U.S. middle-market companies. Our primary focus is to invest in companies with EBITDA of $35 million to $120 million; however, we may invest in larger or smaller companies. The first and second lien senior secured loans generally have terms of five to eight years. In connection with our first and second lien senior secured loans, we generally receive security interests in certain assets of our portfolio companies that could serve as collateral in support of the repayment of such loans. First and second lien senior secured loans generally have floating interest rates, which may have interest rate floors, and also may provide for some amortization of principal and excess cash flow payments, with the remaining principal balance due at maturity. To a lesser extent, we may make investments in syndicated loans and other liquid credit investment opportunities, including in publicly traded debt instruments, for cash management purposes, while also presenting an opportunity for attractive investment returns. The credit instruments we may invest in include distressed securities, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities and government and municipal obligations. We may also invest in foreign instruments and illiquid and restricted securities.

Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). While most of our investments will be in private U.S. companies, we also expect to invest from time to time in non-U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies). We believe that our liquid credit investments will help maintain liquidity to satisfy any share repurchases we choose to make in our sole discretion and manage cash before investing subscription proceeds into directly originated loans while also seeking attractive investment returns. We expect these investments to enhance our risk/return profile and serve as a source of liquidity for the Company. Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Crescent funds. From time to time, we may co-invest with other Crescent funds.

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

For a description of our critical accounting policies and estimates, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy, and Income Taxes.

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
•
the cost of calculating our net asset value;
•
fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•
fees and expenses associated with independent audits and outside legal costs;
•
independent directors’ fees and expenses;
•
U.S. federal, state and local taxes;
•
costs associated with our reporting and compliance obligations under the Investment Company Act and other applicable U.S. federal and state securities laws;
•
debt service and other costs of borrowings or other financing arrangements; and
•
all other expenses reasonably incurred by us in operating the business.

The Adviser has agreed to advance all of our organization and offering expenses on our behalf until the commencement of the Offering. Subsequent to the commencement of the Offering, any such expenses incurred by the Company, including the reimbursements to the Adviser, will be expensed as incurred subject to the Expense Support Agreement. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pays on our behalf), subject to certain conditions. See “Components of Operations — Expenses — Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

From time to time, the Adviser, the Administrator, or their respective affiliates, may pay third party providers of goods or services. We will reimburse the Adviser, the Administrator, or such affiliates thereof for any such amounts paid on our behalf. Each of the Adviser or the Administrator will waive its right to be reimbursed in the event that such reimbursements would cause any distributions to our common stockholders to constitute a return of capital to stockholders. All of these expenses will ultimately be borne by the Company’s common stockholders.

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support Agreement with the Adviser. For additional information see Note 3 “Agreements and Related Party Transactions” to the consolidated financial statements.

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

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of December 31, 2023
Investment Type	Fair Value	Percentage
Senior Secured First Lien	$82.6	72.3%
Unitranche First Lien	30.3	26.5
Equity	1.4	1.2
Total Investments	$114.3	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the period from May 5, 2023 (Commencement of Operations) through
December 31, 2023
New investments at cost:
Senior Secured First Lien	$82.0
Unitranche First Lien	29.8
Equity	1.4
Total Investments	$113.2
Proceeds from investments sold or repaid:
Senior Secured First Lien	$0.4
Total Proceeds	$0.4
Net increase (decrease) in portfolio	$112.8

The following table presents certain selected information regarding our investment portfolio:

As of December 31, 2023
Percentage of debt bearing a floating rate (at fair value)	100.0%
Percentage of debt bearing a fixed rate (at fair value)	0.0%
Number of portfolio companies	69

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities.

($ in millions)

($ in millions)	As of December 31, 2023
	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$111.5	100.0%	$112.9	100.0%
Non-Accrual	-	0.0%	-	0.0%
Total	$111.5	100.0%	$112.9	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023, we had no investments on non-accrual status.

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

($ in millions)	As of December 31, 2023
	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio
1	-	-%
2	114.3	100.0
3	-	-
4	-	-
5	-	-
Total	114.3	100.0%

RESULTS OF OPERATIONS

Summarized statement of operations

($ in millions)

We commenced operations on May 5, 2023 after we received initial capital contribution from an affiliate.

Operating results were as follows:

($ in millions)	For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Total investment income	$4.0
Total net expenses	1.6
Net investment income	$2.4
Net realized and unrealized gains (losses) on investments	1.4
Net increase (decrease) in net assets resulting from operations	$3.8

Total investment income

For the period from May 5, 2023 (commencement of operations) through December 31, 2023, total investment income, which includes interest income and accretion of OID, was $4.0 million. We expect total investment income to continue to increase with the growing portfolio.

Total net expenses

For the period from May 5, 2023 (commencement of operations) through December 31, 2023, total net expenses, including the impact of the fee waivers, were $1.6 million. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Net investment income

For the period from May 5, 2023 (commencement of operations) through December 31, 2023, net investment income was $2.4 million. Net investment income can vary substantially from period to period due to various factors including net deployment, credit facility usage and market base rates.

Net realized and unrealized gains (losses) on investments

For the period from May 5, 2023 (commencement of operations) through December 31, 2023, we recorded net unrealized appreciation on investments of $1.4 million. The change in net unrealized gains on investments is primarily driven by the performance of our liquid credit investments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments; (2) the cost of operations (including paying the Adviser and expense reimbursements paid to the Administrator); (3) debt service, repayment, and other financing costs; and (4) future cash distributions to the holders of our common stock. We expect to generate additional liquidity from (1) future offerings of securities, (2) future borrowings and (3) cash flows from operations, including investment sales and repayments as well as income earned on investments.

As of December 31, 2023, we had $28.8 million in cash and cash equivalents and $127.5 million of undrawn capacity on our JPM Funding Facility (as defined below), subject to borrowing base and other limitations. As of December 31, 2023, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of December 31, 2023, we were in compliance with our asset coverage requirements under the Investment Company Act. In addition, we were in compliance with all the financial covenant requirements of our JPM Funding Facility as of December 31, 2023. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

($ in millions)	As of December 31, 2023
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)(3)
JPM Funding Facility	$150.0	$22.5	$127.5	$22.5

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the period from May 5, 2023 (commencement of operations) through December 31, 2023 was 8.41%. The weighted average debt of the borrowings outstanding for the period from May 5, 2023 (commencement of operations) through December 31, 2023 was $2.2 million.

JPM Funding Facility

On December 8, 2023, we entered into a Loan and Security Agreement (the “JPM Funding Facility”), as servicer, with CPCI Funding SPV, LLC ("CPCI SPV"), our wholly owned subsidiary (the “Borrower”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $150.0 million with a reinvestment period ending December 8, 2026 and a final maturity date of December 8, 2028. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $500.0 million. In addition, on December 8, 2023, we, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which we will sell or contribute to the Borrower certain originated or acquired loans and other corporate debt securities and related assets from time to time. We consolidate CPCI SPV in our consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from CPCI SPV.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower. The interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.60% (or 2.7193% in the case of borrowings in British Pounds), subject to increase from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

For the period from May 5, 2023 (commencement of operations) through December 31, 2023 we incurred $0.2 million of interest and other debt financing costs.

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into new debt financing opportunities in addition to our existing debt. The pricing and other terms of any such opportunities would depend upon market conditions and the performance of our business, among other factors.

In accordance with applicable SEC staff guidance and interpretations, with the stockholder approval, we, as a BDC, are now permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

As of December 31, 2023, our asset coverage ratio was 557%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the JPM Funding Facility.

Capital Share Activity

Pursuant to a subscription agreement entered into between us and Crescent, Crescent purchased 1,000 Class I shares at an initial offering price of $25.00 per share. In addition, pursuant to a subscription agreement entered into between us and Sun Life Assurance, Sun Life Assurance committed to purchase Class I shares at an initial offering price of $25.00 per share. Following a partial drawdown of its commitment, Sun Life Assurance transferred the remainder of its commitment to BK Canada (together with Sun Life Assurance, the “Private Placement Investors”) pursuant to a transfer agreement entered into among us and the Private Placement Investors (the transfer agreement and the subscription agreement with Sun Life Assurance, together, the “Private Placement Agreements”). The Private Placement Investors' subscriptions were initially drawn down at a price of $25.00 per share, and subsequent drawdowns are priced at our current NAV at the time of drawdown. Under the Private Placement Agreements, we intend to call all capital from the Private Placement Investors prior to closing on the sale of any shares pursuant to our registration statement. Since our commencement of operations and through December 31, 2023, we called an aggregate of $100.0 million of $150.0 million of committed capital from the Private Placement Investors, and in exchange therefore, we issued approximately 4.0 million Class I shares to three stockholders, including the investment from our sole initial stockholder. We have not offered or sold any of our Class S shares or Class D Shares.

Capital Share Distribution Policy

We currently intend to pay regular monthly distributions commencing with the first full calendar quarter after we hold the first closing in the Offering. However, any distributions we make will be at the sole discretion of our Board, which will consider factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board's discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC (as defined below) requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our common stockholders of at least 90% of our taxable income and tax exempt interest.

We have made no distributions for the period from May 5, 2023 (commencement of operations) through December 31, 2023.

Share Repurchase Program

Beginning no later than the first full calendar quarter after we hold the first closing in the Offering, and at the discretion of our Board, we intend to commence a share repurchase program in which we intend to repurchase up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. Our Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interests. For example, in accordance with our directors' duties to the Company, our Board may amend, suspend or terminate the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to our directors’ duties to the Company. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all stockholders and filed on Schedule TO. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our Board, except that the Company deducts 2.00% from such NAV for shares that have not been outstanding for at least one year, also referred to as the Early Repurchase Deduction. Such share repurchase prices may be lower than the price at which you purchase our Common Shares in the Offering. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining common stockholders.

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statement of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2023 we had aggregate unfunded commitments totaling $5.6 million. See Note 7 to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On January 1, 2024, we issued 55,534 Class I shares (the “Class I shares”) for an aggregate purchase price of $1.45 million. The purchase price per Class I share was equal to $26.11 per share, which was our net asset value per Class I share as of December 31, 2023. The offer and sale of the Class I shares was exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

On January 17, 2024, we issued a capital call notice to BK Canada. Pursuant to such capital call notice and the Transfer Agreement, BK Canada is obligated to make a capital contribution of $25.0 million due February 1, 2024. The price per Class I share received in exchange for BK Canada’s capital contribution will equal the NAV per Class I share as of January 31, 2024. The number of Class I shares issued to BK Canada will be based on the January NAV and Class I shares will be credited to BK Canada as of the effective date of the share purchase, February 1, 2024.

On February 16, 2024, we issued a capital call notice to BK Canada. Pursuant to such capital call notice and the Transfer Agreement, BK Canada is obligated to make a capital contribution of $25.0 million due March 1, 2024. The price per Class I share received in exchange for BK Canada’s capital contribution will equal the NAV per Class I share as of February 29, 2024. The number of Class I shares issued to BK Canada will be based on the February NAV and Class I shares will be credited to BK Canada as of the effective date of the share purchase, March 1, 2024. After giving effect to the capital call notices, all of BK Canada's $120.0 million total capital commitment will have been called.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, in illiquid debt and equity securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Adviser, as the Board's valuation designee, in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of December 31, 2023, 100.0% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statement of Assets and Liabilities as of December 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	$1.1	$0.2	$0.9
Up 75 basis points	0.9	0.2	0.7
Up 50 basis points	0.6	0.1	0.5
Up 25 basis points	0.3	0.1	0.2
Down 25 basis points	(0.3)	(0.1)	(0.2)
Down 50 basis points	(0.6)	(0.1)	(0.5)
Down 75 basis points	(0.9)	(0.2)	(0.7)
Down 100 basis points	(1.1)	(0.2)	(0.9)
(1)
Excludes the impact of income incentive fees. See Note 3 to our consolidated financial statements for more information on the income incentive fees.

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT PRIVATE CREDIT INCOME CORP

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crescent Private Credit Income Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Crescent Private Credit Income Corp. (the Company), including the consolidated schedule of investments, as of December 31, 2023, the related consolidated statements of operations, changes in net assets and cash flows for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations, changes in its net assets, and its cash flows for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023, by correspondence with the custodians, syndication agents and underlying investee companies; when replies were not received from the syndication agents and the underlying investee companies, we performed other auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Los Angeles, California

February 26, 2024

Crescent Private Credit Income Corp.
Consolidated Statement of Assets and Liabilities
(in thousands, except for per share data)

As of December 31, 2023
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $112,919)	$114,294
Cash and cash equivalents	8,576
Restricted cash and cash equivalents	20,178
Interest receivable	671
Other assets	3
Total assets	$143,722
Liabilities
Debt (net of deferred financing costs of $1,772)	$20,728
Payable for investments purchased	17,762
Due to administrator	697
Accrued expenses and other liabilities	335
Interest and other debt financing costs payable	177
Accrued professional fees	165
Total liabilities	39,864
Commitments and Contingencies (Note 7)
Net assets
Common stock, par value $0.01 per share (300,000,000 shares authorized, 3,977,799 shares issued and outstanding)	40
Paid-in capital in excess of par value	99,875
Accumulated earnings/(loss)	3,943
Total net assets	103,858
Total liabilities and net assets	$143,722
Net asset value per share (Class I)	$26.11

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statement of Operations
(in thousands, except for per share data)

For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$3,882
Other income	160
Total investment income	4,042

Expenses:
Interest and other debt financing costs	188
Management fees	590
Income based incentive fees	198
Capital gains based incentive fees	172
Professional fees	277
Directors’ fees	142
Other general and administrative expenses	867
Total expenses	2,434
Management fees waiver	(590)
Income based incentive fees waiver	(198)
Capital gains based incentive fees waiver	(172)
Net expenses	1,474
Net investment income before taxes	2,568
Provision for excise taxes	110
Net investment income	2,458
Net realized and unrealized gains on investments:
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	1,375
Net realized and unrealized gains on investments	1,375
Net increase in net assets resulting from operations	$3,833

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share data)

	Common Stock
	Class I Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at May 5, 2023 (Commencement of Operations)	1,000	$0	$25	$-	$25
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	2,458	$2,458
Net change in unrealized appreciation (depreciation) on investments	-	-	-	1,375	$1,375
Issuance of common stock - Class I shares	3,976,799	40	99,960	-	$100,000
Total increase (decrease) in net assets	3,976,799	$40	$99,960	$3,833	$103,833
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 9)	-	$-	$(110)	$110	$-
Balance at December 31, 2023	3,977,799	$40	$99,875	$3,943	$103,858

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statement of Cash Flows
(in thousands)
For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,833
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(113,237)
Proceeds from sales of investments and principal repayments	424
Net change in unrealized (appreciation) depreciation on investments	(1,375)
Amortization of premium and accretion of discount, net	(106)
Amortization of deferred financing costs	23
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(671)
(Increase) decrease in other assets	(3)
Increase (decrease) in interest and other debt financing costs payable	177
Increase (decrease) in payable for investment purchased	17,762
Increase (decrease) in accrued expenses and other liabilities	1,197
Net cash provided by (used for) operating activities	$(91,976)
Cash flows from financing activities:
Proceeds from issuance of common stock	100,000
Deferred financing and debt issuance costs paid	(1,795)
Borrowings on credit facilities	22,500
Net cash provided by (used for) financing activities	120,705
Net increase (decrease) in cash and cash equivalents	28,729
Cash and cash equivalents, beginning of period	25
Cash and cash equivalents, end of period (1)	$28,754

(1) As of December 31, 2023, the balance included cash and cash equivalents of $8,576 and restricted cash and cash equivalents of $20,178.

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
AECOM Management Services (Amentum) (7)	Senior Secured First Lien Term Loan	S + 400	9.47%	01/2027	744	$731	0.7	$746
Energy Solutions (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	9.36%	09/2030	748	745	0.7	749
Fairbanks Morse Defense (7)	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	10.36%	06/2028	1,020	1,006	1.0	1,022
White Cap (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.11%	10/2027	995	989	1.0	998
					3,507	3,471	3.4	3,515
Commercial and Professional Services
Brown Group Holdings (7)	Senior Secured First Lien Term Loan	S + 375	9.13%	07/2029	748	746	0.7	751
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	S + 450 (100 Floor)	9.97%	04/2025	1,295	1,281	1.2	1,274
CHA Holdings, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	10.15%	04/2025	573	566	0.5	563
Iris Buyer LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.64%	10/2030	73	60	0.1	59
Iris Buyer LLC (4)(5)	Unitranche First Lien Revolver			10/2029	-	(13)	-	(14)
Iris Buyer LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.60%	10/2030	3,532	3,435	3.4	3,435
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.24%	03/2029	3,000	2,926	2.9	3,004
Vaco Holdings (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.43%	01/2029	1,243	1,168	1.2	1,230
WCG/WIRB-Copernicus Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (100 Floor)	9.47%	01/2027	1,492	1,470	1.4	1,497
					11,956	11,639	11.4	11,799
Consumer Discretionary Distribution and Retail
1-800 Contacts (CNT Holdings I Corp) (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.93%	11/2027	744	740	0.7	747
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	9.22%	03/2028	1,492	1,485	1.4	1,494
Harbor Freight Tools USA, Inc (7)	Senior Secured First Lien Term Loan	S + 275 (50 Floor)	8.22%	10/2027	1,742	1,724	1.8	1,742
Les Schwab Tire (LS Group Opco Acquisition, LLC) (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	8.71%	11/2027	746	745	0.7	747
PetSmart (7)	Senior Secured First Lien Term Loan	S + 375	9.21%	02/2028	1,698	1,692	1.6	1,682
					6,422	6,386	6.2	6,412
Consumer Durables and Apparel
Lakeshore Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.97%	09/2028	873	866	0.8	873
					873	866	0.8	873
Consumer Services
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	9.36%	01/2029	1,492	1,478	1.4	1,495
Inspire Brands, Inc. (Arby’s & Buffalo Wild Wings) (7)	Senior Secured First Lien Term Loan	S + 300 (75 Floor)	8.46%	12/2027	744	737	0.7	747
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.61%	04/2028	1,014	1,003	1.0	1,009
Whatabrands LLC (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	8.47%	08/2028	995	994	1.0	998
					4,245	4,212	4.1	4,249
Diversified Financials
Pinnacle Purchaser, LLC (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.93%	12/2029	88	84	0.1	84
Pinnacle Purchaser, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.93%	12/2029	3,625	3,589	3.5	3,589
					3,713	3,673	3.6	3,673
Energy
Brazos (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.11%	02/2030	746	743	0.7	749
TallGrass Energy (Prairie ECI) (7)	Senior Secured First Lien Term Loan	S + 475	10.21%	03/2026	748	740	0.7	750
					1,494	1,483	1.4	1,499
Financial Services
Acrisure (7)	Senior Secured First Lien Term Loan	S + 450	9.89%	10/2030	1,500	1,493	1.5	1,506
Blackhawk Network Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 275	8.14%	06/2025	744	740	0.7	745
					2,244	2,233	2.2	2,251

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Food, Beverage and Tobacco
Triton Water Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.86%	03/2028	1,492	1,458	1.4	1,481
					1,492	1,458	1.4	1,481
Health Care Equipment and Services
Aspen Dental- ADMI Corp (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.22%	12/2027	994	927	0.9	947
Aspen Dental- ADMI Corp	Senior Secured First Lien Term Loan	S + 575 (50 Floor)	11.11%	12/2027	507	482	0.5	501
DuPage Medical Group (Midwest Physician) (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	8.86%	03/2028	1,243	1,152	1.1	1,131
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 511.448 (75 Floor)	10.47%	07/2028	7,507	6,915	6.7	6,945
Laserway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 575 (75 Floor)	11.41%	10/2027	3,288	3,249	3.1	3,251
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 550	11.17%	11/2028	1,753	1,708	1.7	1,751
Medical Solutions LLC (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.71%	11/2028	1,492	1,397	1.4	1,405
Medline Industries (Mozart Borrower) (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	8.47%	10/2028	744	734	0.7	749
Pacific Dental Services (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.97%	05/2028	747	746	0.7	748
Upstream Newco Inc (7)	Senior Secured First Lien Term Loan	S + 425	9.89%	11/2026	1,245	1,163	1.1	1,179
					19,520	18,473	17.9	18,607
Insurance
Accession Risk Management (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	11.35%	10/2026	84	65	0.1	77
Accession Risk Management	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	11.43%	10/2026	188	185	0.2	187
Assured Partners (7)	Senior Secured First Lien Term Loan	S + 375	9.11%	02/2027	748	747	0.7	752
BroadStreet Partners Inc. (7)	Senior Secured First Lien Term Loan	S + 375	9.10%	01/2029	1,488	1,485	1.4	1,495
Outcomes Group Holdings Inc (7)	Senior Secured First Lien Term Loan	S + 325	8.90%	10/2025	746	744	0.7	748
Sedgwick CMS Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 375	9.11%	02/2028	744	739	0.7	748
					3,998	3,965	3.8	4,007
Materials
Anchor Packaging LLC (7)	Senior Secured First Lien Term Loan	S + 350	8.96%	07/2026	746	743	0.7	743
Chemours (6)(7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.86%	08/2028	1,463	1,448	1.4	1,465
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2030	-	(11)	-	(11)
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.13%	11/2030	3,302	3,237	3.2	3,237
Novolex - Flex Acquisition Company, Inc. (7)	Senior Secured First Lien Term Loan	S + 417.5 (50 Floor)	9.63%	04/2029	1,991	1,969	1.9	2,002
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(2)	-	(2)
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	(2)
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2025	-	(1)	-	(2)
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.61%	12/2029	1,450	1,436	1.4	1,436
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 275	8.11%	08/2026	464	450	0.4	452
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 350	8.97%	08/2026	746	729	0.7	727
					10,162	9,997	9.7	10,045
Media and Entertainment
Authentic Brands Group - ABG (7)	Senior Secured First Lien Term Loan	S + 350	8.96%	12/2028	627	624	0.6	630
CMG Media Corp (7)	Senior Secured First Lien Term Loan	S + 350	8.95%	12/2026	1,494	1,368	1.3	1,390
Red Ventures, LLC (7)	Senior Secured First Lien Term Loan	S + 300	8.36%	03/2030	1,243	1,238	1.2	1,241
Yahoo/Verizon Media (7)	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	10.97%	09/2027	1,213	1,179	1.1	1,190
					4,577	4,409	4.2	4,451
Pharmaceuticals, Biotechnology and Life Sciences
Parexel (Phoenix Newco, Inc.) (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.72%	11/2028	993	985	1.0	1,000
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 625 (75 Floor)	11.43%	12/2029	3,366	3,282	3.2	3,282
WCT Group Holdings, LLC (5)	Unitranche First Lien Revolver	S + 625 (75 Floor)	11.60%	12/2029	137	126	0.1	126
					4,496	4,393	4.3	4,408

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Real Estate Management and Development
Belfor Holdings Inc (7)	Senior Secured First Lien Term Loan	S + 375	9.11%	10/2030	334	331	0.3	335
Chamberlain Group (Chariot Buyer) (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.71%	11/2028	1,492	1,462	1.4	1,490
					1,826	1,793	1.7	1,825
Software and Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	10.39%	08/2028	748	740	0.7	750
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 425	9.71%	08/2028	1,492	1,443	1.4	1,489
Cloud Software (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	9.95%	03/2029	1,647	1,585	1.6	1,613
Concord III, LLC (4)(5)	Unitranche First Lien Revolver			12/2028	-	(3)	-	(3)
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.62%	12/2028	5,675	5,619	5.4	5,620
Endure Digital (Endurance Intl) (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	9.42%	02/2028	1,492	1,417	1.4	1,466
Ensono (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.47%	05/2028	747	721	0.7	721
Enverus (4)(5)	Unitranche First Lien Revolver			12/2029	-	(5)	-	(5)
Enverus (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	(3)	-	(3)
Enverus	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.86%	12/2029	4,440	4,374	4.2	4,374
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(12)	-	-
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 600 (75 Floor)	11.35%	09/2030	4,500	4,391	4.4	4,548
Isolved (7)	Senior Secured First Lien Term Loan	S + 400	9.48%	10/2030	180	178	0.2	181
Micro Holdings (7)	Senior Secured First Lien Term Loan	S + 425	9.61%	05/2028	1,993	1,935	1.9	1,963
Milano Acquisition Corp (Gainwell) (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.45%	10/2027	1,990	1,943	1.9	1,941
RealPage, Inc. (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	8.47%	04/2028	1,492	1,457	1.4	1,484
RevSpring, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	9.61%	10/2025	744	719	0.7	742
					27,140	26,499	25.9	26,881
Utilities
Granite Energy LLC (7)	Senior Secured First Lien Term Loan	S + 375 (100 Floor)	9.22%	11/2026	1,226	1,214	1.2	1,225
					1,226	1,214	1.2	1,225

Total Debt Investments United States					108,891	$106,164	103.2%	$107,201
Equity Investments
Commercial and Professional Services
Iris Buyer LLC	Common Stock				192	193	0.2	192
Iris Buyer LLC	Common Stock				192,308	-	-	-
					192,500	193	0.2	192
Pharmaceuticals, Biotechnology and Life Sciences
WCT Group Holdings, LLC	Common Stock				118	1,177	1.1	1,177
					118	1,177	1.1	1,177

Total Equity Investments United States					192,618	$1,370	1.3%	$1,369
New Zealand
Debt Investments
Software & Services
Pushpay USA Inc. (4)(5)(6)	Unitranche First Lien Revolver			05/2029	-	(12)	-	-
Pushpay USA Inc. (6)	Unitranche First Lien Term Loan	S + 675 (75 Floor)	12.28%	05/2030	5,558	5,397	5.5	5,724
Total Debt Investments New Zealand					5,558	5,385	5.5	5,724
Total Investments						$112,919	110.0%	$114,294

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents				8,576	8,576	8.3	8,576
Goldman Sachs FS Government Fund	Cash Equivalents				20,178	20,178	19.4	20,178
Cash Equivalents Total						$28,754	27.7%	$28,754
Investments and Cash Equivalents Total						$141,673	137.7%	$143,048

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of December 31, 2023, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $103,858 as of December 31, 2023.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
SOFR (“S”)		5.35%	5.33%	5.16%	4.77%
(1)
All positions held are non-controlled/non-affiliated investments, unless otherwise noted, as defined by the Investment Company Act. Non-controlled/non-affiliated investments are investments that are neither controlled nor affiliated.
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
(3)
The fair value of the investment was determined using significant unobservable inputs unless otherwise noted, as defined by the Investment Company Act. See Note 2 “Summary of Significant Accounting Policies”.
(4)
The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.
(5)
Position or portion thereof is an unfunded loan commitment and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. See Note 7 “Commitments and Contingencies”.
(6)
Investment is not a qualifying asset as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 5.0% as of December 31, 2023.
(7)
This investment is valued using observable inputs and is considered a Level 2 investment per FASB guidance under ASC 820. See Note 5 for further information related to investments at fair value.

See accompanying notes

Crescent Private Credit Income Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

December 31, 2023

Note 1. Organization and Basis of Presentation

Crescent Private Credit Income Corp. (the “Company”) was formed on November 10, 2022 as a Maryland corporation structured as a non-diversified, closed-end management investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is externally managed by its adviser, Crescent Cap NT Advisors, LLC (the “Adviser”), an investment adviser registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. In addition, the Company has elected and intends to qualify as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. The Company has authorized three classes of its common stock, par value $0.01 per share, Class S Common Stock (“Class S Shares”), Class D Common Stock (“Class D Shares”) and Class I Common Stock ("Class I Shares”) and, together with Class S Shares and Class D Shares, “Common Shares”). Since commencing operations, the Company has not offered or sold any of its Class S Shares or Class D Shares.

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

From time to time, the Company may form wholly owned subsidiaries to facilitate the normal course of business if the Adviser determines that for legal, tax, regulatory, accounting or other similar reasons it is in the best interest of the Company to do so. The Company has also formed a special purpose vehicle that holds certain debt investments in connection with a credit facility.

On May 3, 2023, Crescent Capital Group LP, an affiliate of the Adviser (“Crescent”), purchased 1,000 Common Shares for $25, or $25.00 per share.

On May 5, 2023, Sun Life Assurance Company of Canada (“Sun Life Assurance”), an affiliate of Sun Life Financial Inc., a majority owner of the Company (“Sun Life”) made a $150,000 capital commitment to the Company. On May 5, 2023, the Company received the capital call proceeds totaling $30,000 from Sun Life Assurance. In June 2023, Sun Life Assurance subsequently transferred its remaining undrawn commitment totaling $120,000 to BK Canada Holdings Inc. (“BK Canada”), an affiliate of Sun Life, pursuant to a transfer agreement among Sun Life Assurance, BK Canada and the Company (the “Transfer Agreement”). As of December 31, 2023, the Company has received $70,000 of $120,000 in total capital call proceeds from BK Canada.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company's functional currency is the United States dollar and these consolidated financial statements have been prepared in that currency. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. The Company is treated as an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies.

The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The Company consolidates all entities in which it holds a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. The consolidated financial statements reflect all adjustments that in the opinion of management are necessary for the fair statement of the Company’s results of the period presented. Although management believes that the estimates and assumptions are reasonable, changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and may include highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. The Company deposits its cash and cash equivalents with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. Cash equivalents held by the Company are deemed to be a Level 1 asset per ASC 820 Fair Value hierarchy, as defined below. Restricted cash and cash equivalents consists of deposits and cash collateral held at U.S. Bank N.A. related to the Company’s credit facility.

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

•
Level 1—Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
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

Debt Issuance Costs

The Company records costs related to the issuance of debt obligations as deferred financing costs. These costs are amortized over the life of the related debt instrument using the straight-line method. See Note 6 for details.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023, we had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company's organization. Organization expenses will be paid by the Adviser until the commencement of the Company’s anticipated public offering of its common shares (the “Offering”). The Company’s obligation to reimburse the Adviser for organizational expenses paid on its behalf is contingent upon the commencement of the Offering. Subsequent to the commencement of the Offering, any organization expenses incurred by the Company, including the reimbursements to the Adviser, will be expensed as incurred. The Company’s reimbursement of organization expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement (as defined below). As of December 31, 2023, the Adviser accrued or paid organization expenses of $1,546 on behalf of the Company.

Offering Expenses

The Company's offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company's registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses will be incurred by the Adviser until the commencement of the Offering. The Company’s obligation to reimburse the Adviser for offering expenses paid on its behalf is contingent upon the commencement of the Offering. Subsequent to the commencement of the Offering, any offering expenses incurred by the Company, including reimbursements to the Adviser, will be recorded as deferred offering costs on the consolidated statement of assets and liabilities and then subsequently amortized to expenses on the Company's consolidated statement of operations over 12 months. The Company’s reimbursement of offering expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement (as defined below). As of December 31, 2023, the Adviser accrued or paid offering expenses of $2,667 on behalf of the Company.

Income Taxes

The Company elected to be regulated as a BDC under the Investment Company Act. The Company also intends to qualify as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes.

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2023 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its net capital gains for the current one-year period ending October 31 in that calendar year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company accrues excise tax on estimated undistributed taxable income as required on a quarterly basis.

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

New Accounting Standards

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial statements.

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

For the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company incurred administrative services expenses of $571, which are included in other general and administrative expenses on the Consolidated Statement of Operations. As of December 31, 2023, $697 was payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

For the period from May 5, 2023 (commencement of operations) through December 31, 2023 the Company incurred management fees of $590, all of which were voluntarily waived by the Adviser. As of December 31, 2023, no management fees were unpaid.

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

For the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company incurred income incentive fees of $198, all of which were voluntarily waived by the Adviser. As of December 31, 2023, no income incentive fees were unpaid.

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

For the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company recorded GAAP incentive fees of $172, all of which were voluntarily waived by the Adviser. As of December 31, 2023, no GAAP incentive fees were unpaid.

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

Class of Common Shares	Stockholder Servicing and/or Distribution Fee as a % of NAV
Class S Shares	0.85%
Class D Shares	0.25%
Class I Shares	-

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

Eligibility to receive the stockholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the stockholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the stockholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The stockholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. For the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company has not incurred any expenses in connection with the Intermediary Manager Agreement.

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

Investments at fair value consisted of the following (in thousands):

	As of December 31, 2023
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$81,687	$82,558	$871
Unitranche First Lien	29,862	30,367	505
Equity	1,370	1,369	(1)
Total Investments	$112,919	$114,294	$1,375

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of December 31, 2023	Percentage of Fair Value
Software and Services	$32,605	28.5%
Health Care Equipment and Services	18,607	16.3
Commercial and Professional Services	11,991	10.5
Materials	10,045	8.8
Consumer Discretionary Distribution and Retail	6,412	5.6
Pharmaceuticals, Biotechnology and Life Sciences	5,585	4.9
Media and Entertainment	4,451	3.9
Consumer Services	4,249	3.7
Insurance	4,007	3.5
Diversified Financials	3,673	3.2
Capital Goods	3,515	3.1
Financial Services	2,251	2.0
Real Estate Management and Development	1,825	1.6
Energy	1,499	1.3
Food, Beverage and Tobacco	1,481	1.3
Utilities	1,225	1.1
Consumer Durables and Apparel	873	0.7
Total Investments	$114,294	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of December 31, 2023	Percentage of Fair Value
United States	$108,570	95.0%
New Zealand	5,724	5.0
Total Investments	$114,294	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of December 31, 2023 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$67,909	$14,649	$82,558
Unitranche First Lien	—	—	30,367	30,367
Equity	—	—	1,369	1,369
Total Investments	$—	$67,909	$46,385	$114,294

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the period from May 5, 2023 (commencement of operations) through December 31, 2023, based off of the fair value hierarchy as of December 31, 2023 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Equity	Total
Balance as of May 5, 2023 (Commencement of Operations)	$-	$-	$-	$-
Amortized discounts/premiums	6	13	-	19
Net realized gain (loss)	3	2	-	5
Net change in unrealized appreciation (depreciation)	49	504	-	553
Purchases	18,327	46,332	1,369	66,028
Sales/principal repayments/paydowns	(3,736)	(16,484)	-	(20,220)
Balance as of December 31, 2023	$14,649	$30,367	$1,369	$46,385
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2023	$49	$504	$(1)	$552

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$5,103	Discounted Cash Flows	Discount Rate	6.5%	-	11.2%	(9.8%)
	9,546	Broker Quoted	Broker Quote			N/A
	$14,649

Unitranche First Lien	$30,367	Discounted Cash Flows	Discount Rate	11.2%	-	12.2%	(11.7%)
	$30,367

Equity	1,369	Enterprise Value	Comparable EBITDA Multiple	13.0x	-	21.4x	(20.2x)
	$1,369

Total	$46,385

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company typically uses comparable EBITDA multiples on its equity securities to determine the fair value of investments. The Company uses discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security.

•
The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments.
•
The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ EBITDA, revenue and comparable market transactions. Increases and decreases in market EBITDA multiples and revenue would result in an increase or decrease in the fair value, respectively.

Note 6. Debt

Debt consisted of the following:

($ in thousands)	As of December 31, 2023
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)(3)
JPM Funding Facility	$150,000	$22,500	$127,500	$22,500
(1)
The amount available is subject to any limitations related to the credit facility borrowing base.

(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of December 31, 2023, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the period from May 5, 2023 (commencement of operations) through December 31, 2023 was 8.41%. The weighted average borrowing outstanding for the period from May 5, 2023 (commencement of operations) through December 31, 2023 was $2,241.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of December 31, 2023, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of December 31, 2023, the Company was in compliance with the terms and covenants of its debt arrangements.

JPM Funding Facility

On December 8, 2023, we entered into a Loan and Security Agreement (the “JPM Funding Facility”), as servicer, with CPCI Funding SPV, LLC ("CPCI SPV"), the Company's wholly owned subsidiary (the “Borrower”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $150,000 with a reinvestment period ending December 8, 2026 and a final maturity date of December 8, 2028. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $500,000. The Company consolidates CPCI SPV in the consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from CPCI SPV.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower. The interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.60% (or 2.7193% in the case of borrowings in British Pounds), subject to increase from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Costs incurred in connection with obtaining the JPM Funding Facility were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility on a straight-line basis. As of December 31, 2023, deferred financing costs related to the JPM Funding Facility were $1,772, and were netted against debt outstanding on the Consolidated Statement of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the JPM Funding Facility were as follows (in thousands):

($ in thousands)	For the period from May 5, 2023 (Commencement of Operations) through December 31,
2023
Borrowing interest expense	$120
Unused facility fees	26
Amortization of financing costs	23
Administrative fee	20
Total interest and other debt financings costs	$189
Weighted average outstanding balance	$2,241

Note 7. Commitments and Contingencies

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statement of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of December 31, 2023
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment
Accession Risk Management (2)	Delayed Draw Term Loan	10/30/2026	$1,165
Concord III, LLC (2)	Revolver	12/20/2028	325
Enverus (3)	Revolver	12/24/2029	338
Enverus (3)	Delayed Draw Term Loan	12/22/2025	222
Evergreen IX Borrower 2023, LLC (3)	Revolver	9/29/2029	500
Formulations Parent Corporation (3)	Revolver	11/15/2029	550
Iris Buyer LLC (3)	Delayed Draw Term Loan	3/29/2025	431
Iris Buyer LLC (3)	Revolver	10/2/2029	505
Online Labels Group, LLC (3)	Revolver	12/19/2029	200
Online Labels Group, LLC (3)	Delayed Draw Term Loan	12/19/2025	175
Online Labels Group, LLC (3)	Delayed Draw Term Loan	12/19/2025	175
Pinnacle Purchaser, LLC (3)	Revolver	12/28/2029	288
Pushpay USA Inc. (3)	Revolver	5/10/2030	429
WCT Group Holdings, LLC (3)	Revolver	12/12/2029	320
Total			$5,623
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

The Adviser has agreed to bear certain expenses through the date on which the Company commences the Offering. The Company will be obligated to reimburse the Adviser for such advanced expenses upon commencing the Offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support Agreement. The total organization expenses incurred as of December 31, 2023 was $1,546, all of which have been borne by the Adviser. The total offering expenses incurred as of December 31, 2023 was $2,667, all of which have been borne by the Adviser.

Note 8. Net Assets

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

In connection with its formation, the Company has the authority to issue 300,000,000 of Common Shares at $0.01 par value per share.

On May 3, 2023 and May 5, 2023, affiliates of the Company, Crescent and Sun Life Assurance, were issued 1,201,000 Class I shares for $30,025 at $25.00 per share.

On July 3, 2023, BK Canada, an affiliate of the Adviser, was issued 1,796,407 Class I shares for $45,000 at $25.05 per share.

On November 1, 2023, BK Canada, an affiliate of the Adviser, was issued 980,392 Class I shares for $25,000 at $25.50 per share. $70,000 of BK Canada's $120,000 total capital commitment has been called through December 31, 2023.

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

Note 9. Income Taxes

For the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company recognized excise taxes of $110 related to its status as a RIC. As of December 31, 2023, $110 of accrued excise taxes remained payable.

For the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of December 31, 2023, no deferred tax assets or liabilities were recorded on the Consolidated Statement of Assets and Liabilities.

The components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statement of Assets and Liabilities due to temporary and permanent differences. Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following table shows the components of accumulated losses on a tax basis for the period from May 5, 2023 (commencement of operations) through December 31, 2023:

For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Undistributed net investment income	$2,568
Other temporary differences	—
Post October loss deferrals	—
Capital loss carryover	—
Unrealized appreciation (depreciation)	1,375
Components of tax distributable earnings at year end	$3,943

Note, taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.

The Company neither has any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns, the Company’s major tax jurisdiction is federal. The Company’s inception-to-date federal tax returns remain subject to examination by the Internal Revenue Service.

Permanent differences between Investment Company Taxable Income (“ICTI”) and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes, partnership investments, investments in wholly-owned subsidiaries, and incentive fees. For the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of non-deductible-excise tax as follows (in thousands):

For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Accumulated net realized gain (loss)	$—
Increase (Decrease) in undistributed net investment income	110
Total	$110

The Company's aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

As of December 31, 2023
Tax Cost	$141,673
Gross Unrealized Appreciation	$1,436
Gross Unrealized Depreciation	(61)
Net Unrealized Investment Appreciation (Depreciation)	$1,375

Note 10. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023 (6)
Per Share Data:
Net asset value, beginning of period	$25.00
Net investment income (1)	0.88
Net realized and unrealized gains on investments(1)(2)	0.23
Net increase in net assets resulting from operations	1.11
Net asset value, end of period	$26.11
Shares outstanding, end of period	3,977,799
Weighted average shares outstanding	2,805,772
Total return based on net asset value (3)	4.44%
Ratio/Supplemental Data:
Net assets, end of period	$103,858
Ratio of total net expenses to average net assets(4)(5)(7)	3.81%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets (6)	3.36%
Ratio of net investment income to average net assets(7)	6.18%
Ratio of interest and credit facility expenses to average net assets(7)	0.45%
Portfolio turnover	0.84%
Asset coverage ratio	557%
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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive the management, income and capital gains incentive fees. Excluding the effects of the voluntary waivers, the annualized ratio of total expenses to average net assets would have been 6.12% for the period from May 5, 2023 (commencement of operations) through December 31, 2023.
(6)
Net asset information presented is related to Class I shares.
(7)
Annualized.

Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended December 31 for the years indicated below. We had no senior securities outstanding as of December 31 of any fiscal years prior to those indicated below.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit
JPM Funding Facility
Fiscal 2023	$22,500	$5,577	-	N/A
(1)
Total amount of each class of senior securities outstanding at principal value at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as (i) the sum of (A) total assets at end of period and (B) other liabilities excluding total debt outstanding and accrued borrowing expenses at end of period, divided by (ii) the sum of total debt outstanding and accrued borrowing expenses at the end of the period. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit”.
(3)
The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it

Note 11. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of December 31, 2023.

On January 1, 2024, the Company issued 55,534 Class I Shares for an aggregate purchase price of $1,450 to an investor who represented that it was a “non-U.S. person” pursuant to Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The purchase price per Class I Share was equal to per share $26.11, which is the Company's net asset value per Class I Share as of December 31, 2023. The offer and sale of the Class I Shares was exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

On January 17, 2024, the Company issued a capital call notice to BK Canada. Pursuant to such capital call notice and the Transfer Agreement, BK Canada is obligated to make a capital contribution of $25,000 due February 1, 2024. The price per Class I Share received in exchange for BK Canada’s capital contribution will equal the January 31, 2024 NAV. The number of Class I Shares issued to BK Canada will be based on the January NAV and Class I shares will be credited to BK Canada as of the effective date of the share purchase, February 1, 2024.

On February 16, 2024, the Company issued a capital call notice to BK Canada. Pursuant to such capital call notice and the Transfer Agreement, BK Canada is obligated to make a capital contribution of $25,000 million due March 1, 2024. The price per Class I Share received in exchange for BK Canada’s capital contribution will equal the February 29, 2024 NAV. The number of Class I Shares issued to BK Canada will be based on the February NAV and Class I shares will be credited to BK Canada as of the effective date of the share purchase, March 1, 2024. After giving effect to the capital call notices, all of BK Canada's $120,000 total capital commitment will have been called.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management`s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our business and affairs are managed under the direction of our Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of our financing arrangements and corporate governance activities. Our Board consists of five members, three of whom are not “interested persons” of the Company or of our investment adviser as defined in Section 2(a)(19) of the Investment Company Act and are “independent,” as determined by our Board. Section 2(a)(19) of the Investment Company Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company or its affiliates. On an annual basis, each member of our Board is required to complete a questionnaire designed to provide information to assist the Board in determining whether the director is “independent” under the Exchange Act, the Investment Company Act and the Company’s corporate governance guidelines. Based on these independence standards and the recommendation of the Nominating and Governance Committee, after reviewing all relevant transactions and relationships between each director, or any of his or her family members, and the Company, our investment adviser, or of any of their respective affiliates, the Board determines whether a director qualifies as independent director. We refer to these individuals as our independent directors. Our Board elects our executive officers, who serve at the discretion of the Board.

Directors

Information regarding the Board is as follows:

Name, Address and Age(1)	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past 5 Years	Number of Portfolio Companies in Fund Complex Overseen by Director(2)	Other Directorships Held by Director
Independent Directors
Kathleen S. Briscoe, born 1960	Director and Chair of the Nominating and Governance Committee	Class I Director since 2023 (term expires at the first annual meeting of stockholders)	Partner and Chief Capital Officer of Dermody Properties (real estate firm), Chief Investment Officer, Real Estate of Cordia Capital (real estate firm)	2	CCAP.
Susan Yun Lee, born 1980	Director and Chair of the Audit Committee	Class II Director since 2023 (term expires at the second annual meeting of stockholders)	Chief Investment Officer of Clif Family Foundation (endowed foundation), Partner of White Road Capital Management (family office), Chief Investment Officer of Sentinel Management, LLC (single family office)	2	CCAP.
Martha Solis-Turner, born 1963	Director	Class III Director since 2023 (term expires at the third annual meeting of stockholders)	Class Officer Dartmouth, Class of 1982 (alumni association), Community Leadership Board Member, Mile High Early Learning Centers (early childhood education center)	1	None.
Interested Directors
Jason A. Breaux, born 1973	Director and Chair of the Board	Class I Director since 2023 (term expires at the first annual meeting of stockholders); Chair of the Board since 2023 (indefinite term)	Chief Executive Officer of CCAP (publicly traded business development company) and served as President of CCAP from June 2021 until February 2024, Chairman of Crescent Cap Advisors, LLC’s investment committee and Managing Director of Crescent within private credit	2	CCAP
Christopher G. Wright, born 1972	Director	Class II Director since 2023 (term expires at the second annual meeting of stockholders)	Managing Director and Head of Private Markets of Crescent’s Management Committee (alternative asset manager)	1	None.

(1)
The address for each of the individuals listed above is c/o Crescent Private Credit Income Corp., 11100 Santa Monica Blvd., Suite 2000, Los Angeles, California 90025.

(2)
“Fund Complex,” is defined to include investment companies registered under the Investment Company Act and BDCs that (i) hold themselves out to investors as related companies for purposes of investment and investor services or (ii) have a common investment adviser or affiliated investment advisers. As of the date of this prospectus, the Fund Complex consists of the Company and CCAP.

Executive Officers Who are Not Directors

Information regarding our executive officers who are not directors is as follows:

Name, Address and Age(1)	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past 5 Years
Eric Hall, born 1982	Chief Executive Officer	Since 2023 (indefinite term)	Managing Director of Crescent within private credit. Prior to joining Crescent, Mr. Hall was a Financial Analyst in Lehman Brother’s Investment Banking Division (investment banking company).
Raymond Barrios, born 1978	President	Since 2023 (indefinite term)	Managing Director of CCAP and Crescent, focusing on private credit. Mr. Barrios is currently a senior investment professional for Crescent Cap Advisors.
Kirill Bouek, born 1984	Chief Financial Officer	Since 2023 (indefinite term)

Controller of CCAP. Prior to joining Crescent, Mr. Bouek worked at THL Credit (alternative credit investment manager), where he was the Controller for its private debt business, which included a publicly traded business development company and several private fund structures.

Erik Barrios, born 1978	Chief Compliance Officer	Since 2023 (indefinite term)

Chief Compliance Officer of CCAP, Senior Vice President, Legal Counsel and Deputy Chief Compliance Officer of Crescent. Prior to joining Crescent in 2022, Mr. Barrios was Vice President, Legal & Compliance at The Carlyle Group (private equity, alternative asset management and financial services company).

George P. Hawley, born 1968	Secretary	Since 2023 (indefinite term)	Secretary of CCAP, General Counsel of Crescent and General Counsel.
(1)
The address for each of the individuals listed above is c/o Crescent Private Credit Income Corp., 11100 Santa Monica Blvd., Suite 2000, Los Angeles, California 90025.

Biographical Information

The following is information concerning the business experience of our Board and executive officers. Our directors have been divided into two groups—interested directors and independent directors. Interested directors are “interested persons” as defined in the Investment Company Act.

Independent Directors

Kathleen S. Briscoe is a Director of the Company and currently serves as the Chair of the Nominating and Governance Committee of the Company. Ms. Briscoe is a Partner and the Chief Capital Officer of Dermody Properties. Previously, Ms. Briscoe served as the Chief Investment Officer, Real Estate at Cordia Capital. Ms. Briscoe is a member of the board of Resmark Properties. She also serves as a director on the board of CCAP and Board of Regents—Friends of Dartmouth Rowing. She received an M.B.A. from Harvard University and a B.A. in Policy Studies and Sociology from Dartmouth College. We believe that Ms. Briscoe’s diversity of experiences, in particular her experience with real estate and compliance, as well as her experience serving as a director on other Crescent boards, makes her well qualified to serve on our board.

Susan Yun Lee is a Director and currently serves as the Chair of the Audit Committee of the Company. Ms. Lee also currently serves as Chief Investment Officer of Clif Family Foundation and is a Partner at White Road Capital Management. Previously, Ms. Lee served as the Chief Investment Officer of Sentinel Management, LLC and as the Managing Director of Investments at Family Office Investment Services. She received an M.B.A. from Harvard University and a B.A. in Economics from Stanford University. We believe Ms. Lee’s extensive experience as an investment officer and expertise as an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act, make her well qualified to serve on our board.

Martha Solis-Turner is a Director of the Company. Ms. Solis-Turner is a Class Officer of Dartmouth, Class of 1982. She also serves as a Community Leadership Board Member of Mile High Early Learning Centers. Previously, Ms. Solis-Turner was a Board member, Audit and Compliance Committee member and Nominating Committee member of Dreyfus Founders Funds and the Director of Wholesale Markets Wireless Sales at U S West/Qwest. She received an M.B.A. from Harvard University and a B.A. in Government with an emphasis on International Economics from Dartmouth College. We believe Ms. Solis-Turner is well qualified to serve on the Board due to her extensive experience in marketing, sales and compliance and experience serving as a board member for various companies.

Interested Directors

Jason A. Breaux is a Director of the Company and currently serves as the Chair of the Board of the Company. Mr. Breaux serves as the Chief Executive Officer of CCAP and served as President of CCAP from June 2021 until February 2024. Mr. Breaux also serves as the Chairman of Crescent Cap Advisors, LLC’s investment committee. In addition, Mr. Breaux is a Managing Director of Crescent within private credit and is a member of Crescent’s Management Committee. Prior to joining Crescent in 2000, he worked at Robertson Stephens where he served in the mergers and acquisitions group. Prior to that, he worked in the Corporate Finance Division of Salomon Brothers specializing in capital raising assignments. Mr. Breaux received an M.B.A. from the Darden School of Business at the University of Virginia and a B.A. from Georgetown University. We believe Mr. Breaux is well qualified to serve on the Board due to his extensive private credit, corporate law and corporate finance experience, as well as his experience within Crescent in investments and private credit.

Christopher G. Wright is a Director of the Company. Mr. Wright serves as a Managing Director and Head of Private Markets of Crescent’s Management Committee. Prior to joining Crescent in 2001, he worked at GE Industrial Systems in various finance roles. Mr. Wright received an M.B.A. from Harvard University and a B.A. from Michigan State University. We believe Mr. Wright is well qualified to serve on the Board due to his extensive finance experience, as well as his experience within Crescent with private markets.

Executive Officers and Certain Other Officers Who are not Directors

Eric Hall is the Chief Executive Officer of the Company and co-chair of Crescent Cap NT Advisors, LLC’s investment committee. Mr. Hall serves as a Managing Director of Crescent within private credit. Prior to joining Crescent in 2007, he worked as a Financial Analyst in Lehman Brother’s Investment Banking Division. Mr. Hall received a B.A. in Business Economics from the University of California, Los Angeles.

Raymond Barrios is the President of the Company and co-chair of Crescent Cap NT Advisors, LLC’s investment committee. Mr. Barrios serves as a Managing Director of CCAP and Crescent, focusing on private credit. In addition, Mr. Barrios is a senior investment professional for Crescent Cap Advisors, LLC. Prior to joining Crescent in 2008, Mr. Barrios worked in the Leveraged Finance Group of Jefferies & Company, Inc. Mr. Barrios received an M.B.A. from Harvard University and his B.A. from the University of California, Los Angeles.

Kirill Bouek is the Chief Financial Officer of the Company. Mr. Bouek serves as the Controller of CCAP. Prior to joining CCAP, Mr. Bouek worked at THL Credit, where he was the Controller for its private debt business, which included a publicly traded business development company and several private fund structures. Prior to joining THL Credit, Mr. Bouek worked at American Securities and PricewaterhouseCoopers LLP, where he began his career in 2008. Mr. Bouek holds a B.S. in Finance and Real Estate and an M.S. in Accounting from the University of Denver. Mr. Bouek is a CPA (inactive) and a CFA.

Erik Barrios is the Chief Compliance Officer of the Company. Mr. Barrios serves as the Chief Compliance Officer of CCAP and as a Senior Vice President, Legal Counsel and Deputy Chief Compliance Officer of Crescent. Previously, Mr. Barrios was the Vice President, Legal & Compliance at The Carlyle Group, where he served as the Chief Compliance Officer and Secretary for the business development companies within the firm’s Global Credit platform and as the Chief Compliance Officer of Carlyle Tactical Private Credit Company. Prior to joining The Carlyle Group, Mr. Barrios held roles at Avenue Capital Group, Cohen & Steers and J. & W. Seligman & Co., focusing on legal and regulatory matters for registered investment companies. Mr. Barrios received a J.D. from Boston College Law School and a B.S. from Georgetown University.

George P. Hawley is the Secretary of the Company. In addition, Mr. Hawley serves as the Secretary of CCAP and as the General Counsel of Crescent. Previously, Mr. Hawley served as the General Counsel and Secretary of Crescent Acquisition Corporation. Prior to joining Crescent in 2012, Mr. Hawley was a Senior Vice President and Associate General Counsel at TCW where he supported Crescent on its funds and accounts. From 2000 to 2008, Mr. Hawley was an associate at Paul Hastings LLP specializing in asset management, securities, finance and restructuring, and general corporate law. Prior to joining Paul Hastings LLP, Mr. Hawley began his legal career at Baker, Keener & Nahra LLP where he practiced litigation. Mr. Hawley received a J.D. from Loyola Law School and a B.A. from the University of Notre Dame.

Communications with Directors

Stockholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent c/o Crescent Private Credit Income Corp., 11100 Santa Monica Blvd., Suite 2000, Los Angeles, California 90025, Attention: Secretary.

Committees of the Board

Our Board currently has two committees: an audit committee and a nominating and governance committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Audit Committee. The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants

(including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The audit committee is presently composed of three persons, including Susan Yun Lee, Kathleen Briscoe and Martha Solis-Turner, all of whom are considered independent for purposes of the Investment Company Act. Susan Yun Lee serves as the chair of the Audit Committee. Our Board has determined that Susan Yun Lee qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of our investment adviser as defined in Section 2(a)(19) of the Investment Company Act.

A copy of the charter of the audit committee is available in print to any common stockholder who requests it and it is also available on the Company’s website at www.crescentprivatecredit.com. Information contained on our website is not incorporated by reference into this prospectus, and you should not consider that information to be part of this prospectus.

Nominating and Governance Committee. The nominating and governance committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the nominating and governance committee, including making nominations for the appointment or election of directors. The nominating and governance committee consists of three persons, including Kathleen S. Briscoe, Susan Yun Lee and Martha Solis-Turner, all of whom are considered independent for purposes of the Investment Company Act. Kathleen S. Briscoe serves as the chair of the nominating and governance committee.

The nominating and governance committee will consider nominees to the Board recommended by a stockholder, if such stockholder complies with the advance notice provisions of our bylaws. Our bylaws provide that a stockholder who wishes to nominate an individual for election as a director at a meeting of stockholders must deliver written notice to our corporate secretary. This notice must contain, as to each nominee, all of the information relating to such individual as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the bylaws. In order to be eligible to be a nominee for election as a director by a stockholder, such potential nominee must execute a written questionnaire providing the requested information about the background and qualifications of such individual and a written representation and agreement that such person (i) is not and will not become a party to any agreement, arrangement or understanding with any person or entity other than the Company in connection with service or action as a director that has not been disclosed to the Company, (ii) is and will be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines, (iii) will serve as director of the Company if elected and will notify the Company simultaneously with the stockholder the nominee’s actual or potential unwillingness or inability to so serve, and (iv) does not need any permission or consent from any third party, including any employer or any other board or governing body on which such nominee serves, to serve as director of the Company, if elected, that has not been obtained.

A copy of the charter of the nominating and governance committee is available in print to any common stockholder who requests it, and it is also available on the Company’s website at www.crescentprivatecredit.com. Information contained on our website is not incorporated by reference into this prospectus, and you should not consider that information to be part of this prospectus.

Board Leadership Structure

The Board monitors and performs an oversight role with respect to the business and affairs of the Company, including with respect to investment practices and performance, compliance with regulatory requirements and the services, conflicts of interest, expenses and performance of service providers to the Company. Among other things, the Board approves the appointment of the investment adviser, administrator and officers, reviews and monitors the services and activities performed by the investment adviser, administrator and officers and approves the engagement, and reviews the performance of, the Company’s independent registered public accounting firm.

Under our bylaws, the Board may designate one of the directors as a chairperson to preside over the meetings of the Board and meetings of the stockholders and to perform such other duties as may be assigned to him or her by the Board. The Board has appointed Jason A. Breaux to serve in the role of chairperson of the Board. The chairperson’s role is to preside at all meetings of the Board and to act as a liaison with our investment adviser, counsel and other directors generally between meetings. The chairperson serves as a key point person for dealings between management and the directors. The chairperson also may perform such other functions as may be delegated by the Board from time to time. The Board has determined that its leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full board in a manner that enhances effective oversight.

The Board believes that its leadership structure is the optimal structure at this time. The Board, which will review its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight.

Board Role in Risk Oversight

The Board performs its risk oversight function and fulfills its risk oversight responsibilities primarily (1) through its two standing committees, which report to the entire Board and are comprised solely of independent directors, (2) by working with the Company’s Chief Compliance Officer to monitor risk in accordance with the Company’s compliance policies and procedures, and (3)

by reviewing risk management processes throughout the year and requesting periodic reports from the Company’s investment adviser regarding risk management, including reports on cybersecurity.

As described above in more detail under “Audit Committee” and “Nominating and Governance Committee,” the audit committee and the nominating and governance committee assist the Board in performing its risk oversight function and fulfilling its risk oversight responsibilities. The audit committee’s risk oversight responsibilities include overseeing the Company’s accounting and financial reporting processes, assisting the Board in fulfilling the Board’s oversight responsibilities relating to the Company’s systems of internal controls over financial reporting, audits of the Company’s financial statements and disclosure controls and procedures, assisting the Board in determining the fair value of securities that are not publicly traded or for which current market values are not readily available, and discussing with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. The nominating and governance committee’s risk oversight responsibilities include developing, reviewing and updating certain policies regarding the nomination of directors, identifying, evaluating and nominating directors to fill vacancies on the Board or to stand for election by the Company’s stockholders, reviewing the Company’s policies relating to corporate governance, and overseeing the evaluation of the Board and its committees.

The Board also performs its risk oversight function and fulfills its risk oversight responsibilities by working with the Company’s Chief Compliance Officer to monitor risk in accordance with the Company’s policies and procedures. The Chief Compliance Officer prepares a written report annually discussing the adequacy and effectiveness of the compliance policies and procedures of the Company and certain of its service providers. The Chief Compliance Officer’s report, which is reviewed by and discussed with the Board, addresses at a minimum (1) the operation of the compliance policies and procedures of the Company and certain of its service providers since the last report; (2) any material changes to such policies and procedures since the last report; (3) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (4) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee the Company’s compliance activities and risks. In addition, the Chief Compliance Officer reports to the Board on a quarterly basis with respect to material compliance matters and meets separately in executive session with the independent directors periodically, but in no event less than once each year.

The Company believes that the Board’s role in risk oversight is effective and appropriate given the extensive regulation to which it is already subject as a BDC. Specifically, as a BDC the Company must comply with certain regulatory requirements and restrictions that control the levels of risk in its business and operations. For example, the Company’s ability to incur indebtedness is limited such that its asset coverage must equal at least 150% immediately after each time it incurs indebtedness, the Company generally has to invest at least 70% of its total assets in “qualifying assets” and, subject to certain exceptions, the Company is subject to restrictions on its ability to engage in transactions with Crescent and its affiliates. In addition, the Company intends to elect to be treated as a RIC under the Code. As a RIC the Company must, among other things, meet certain source of income and asset diversification requirements.

The Company believes that the extent of the Board’s (and its committees’) role in risk oversight complements the Board’s leadership structure because it allows the Company’s independent directors, through the two fully independent Board committees, a lead independent director, executive sessions with each of the Company’s Chief Compliance Officer, the Company’s independent registered public accounting firm and independent valuation providers, and otherwise, to exercise oversight of risk without any conflict that might discourage critical review.

The Company believes that board roles in risk oversight must be evaluated on a case-by-case basis and that the Board’s existing role in risk oversight is appropriate. However, the Board re-examines the manner in which it administers its risk oversight function on an ongoing basis to ensure that it continues to meet the Company’s needs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2023, such persons complied with all such filing requirements.

Code of Conduct and Code of Ethics

The Company expects each of its officers and directors, as well as any person affiliated with its operations, to act in accordance with the highest standards of personal and professional integrity at all times and to comply with the Company’s policies and procedures and all laws, rules and regulations of any applicable international, federal, provincial, state or local government. To this effect, the Company has adopted a Code of Conduct pursuant to the Sarbanes-Oxley Act of 2002 (the “SOX Code of Conduct”), which applies to the Company’s principal executive officer and principal financial officer. There have been no material changes to the SOX Code of Conduct or material waivers of the SOX Code of Conduct. The SOX Code of Conduct is available on the Company’s website at www.crescentprivatecredit.com/investor-resources/corporate-governance/default.aspx. The Company intends to disclose any amendments to or waivers of required provisions of the SOX Code of Conduct on the Company’s website.

As required by the Investment Company Act, the Company and the investment adviser have each adopted a Code of Ethics (the “Rule 17j-1 Code of Ethics”) that establishes procedures that apply to the Company’s directors, executive officers, officers, their respective staffs and the employees of the Advisor with respect to their personal investments and investment transactions. The Rule 17j-1 Code of Ethics generally does not permit investments by the Company’s directors, officers or any other covered person in securities that may be purchased or held by the Company.

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of our equity securities as of February 26, 2024.

Name and Address	Dollar Range of Equity Securities in Crescent Private Credit Income Corp.(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)
Interested Directors
Jason A. Breaux	None	Over $100,000
Christopher G. Wright	None	Over $100,000
Independent Directors
Kathleen S. Briscoe	None	None.
Susan Yun Lee	None	None.
Martha Solis-Turner	None	None.
(1)
Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act
(2)
The dollar range of equity securities expected to be beneficially owned are: none, $1-$10,000, $10,001-$50,000, $50,001-$100,000 or over $100,000.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

None of our officers will receive direct compensation from us. A portion of the compensation of certain of our officers (including any chief compliance officer, chief financial officer, chief accounting officer, general counsel and secretary) will be paid by our administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by them to us; provided that such reimbursement does not conflict with Section 7.8 of our charter. To the extent that our administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our administrator.

Compensation of Directors

Our directors who do not also serve in an executive officer capacity for us or our investment adviser are entitled to receive annual cash retainer fees, fees for participating in the in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. These directors are Kathleen S. Briscoe, Susan Yun Lee and Martha Solis Turner. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Board Meeting Fee	Audit	Nominating and Governance	Committee Meeting Fee	Special Meeting Fee
$50,000 (NAV up to $1 billion)	$2,500	$7,500	None	$1,000	$500
$75,000 (NAV $1 billion to $2 billion)	$2,500	$7,500	None	$1,000	$500
$100,000 (NAV greater than $2 billion)	$2,500	$7,500	None	$1,000	$500

We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2023:

Name of Director	Aggregate Compensation Paid in Cash by the Company	Aggregate Compensation Paid in Cash by the Company
Kathleen S. Briscoe	$45,500	$162,500
Susan Yun Lee	$51,215	$168,335
Martha Solis-Turner	$45,000	$45,000
Jason A. Breaux	None	None
Christopher G. Wright	None	None

We will not pay compensation to our directors who also serve in an executive officer capacity for us or our investment adviser.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 26, 2024, information with respect to the beneficial ownership of our Common Shares by:

•
each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;
•
each of our directors and each executive officers; and
•
all of our directors and executive officers as a group

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of the Offering. Percentage of beneficial ownership is based on of our Common Shares outstanding as of February 26, 2024.

Unless stated otherwise, the address for each individual or entity listed in the table is c/o Crescent Private Credit Income Corp., 11100 Santa Monica Blvd., Suite 2000, Los Angeles, California 90025.

	Shares Beneficially Owned
Name and Address	Number(2)	Percentage
Interested Directors
Jason A. Breaux	None	0.00%
Christopher G. Wright	None	0.00%
Independent Directors
Kathleen S. Briscoe	None	0.00%
Susan Yun Lee	None	0.00%
Martha Solis-Turner	None	0.00%
Executive Officers Who Are Not Directors
Eric Hall	None	0.00%
Raymond Barrios	None	0.00%
Kirill Bouek	None	0.00%
Erik Barrios	None	0.00%
George P. Hawley	None	0.00%
Other	None	0.00%
All Officers and Directors as a Group (10 persons)	None	0.00%
5% Holders
BK Canada Holdings Inc.(1)	1,200,000	29.75%
Sun Life Assurance Company of Canada(1)(2)	2,776,799	68.85%
(1)
The address for BK Canada and Sun Life Assurance is 1 York Street, Toronto, Ontario, Canada, M5J 0B6.
(2)
Common shares outstanding exclude February 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Investment Advisory and Management Agreement; Administration Agreement

We have entered into the Investment Advisory and Management Agreement with our investment adviser pursuant to which a management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first business day of the applicable month. For purposes of the Investment Advisory and Management Agreement, net assets means our total net assets, determined on a consolidated basis in accordance with GAAP. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. We have entered into an Administration Agreement with our administrator pursuant to which our administrator furnishes us with administrative services. In addition, pursuant to the Investment Advisory and Management Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business – Base Management Fee” and “Item 1. Business – Incentive Fee” and “Item 1. Business – Administration Agreement.”

Each of the Investment Advisory and Management Agreement and Administration Agreement has been approved by our Board, including a majority of our independent directors. Unless earlier terminated, the Investment Advisory and Management Agreement will remain in effect for a period of two years from its effective date, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (a) the vote of our Board, or the vote of a majority of our outstanding voting securities and (b) the vote of a majority of our independent directors. Unless earlier terminated, the

Administration Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, and (ii) the vote of a majority of our independent directors.

For the period from May 5, 2023 (commencement of operations) through December 31, 2023 we incurred management fees of $590,000 all of which were voluntarily waived by the Adviser. As of December 31, 2023, no management fees were unpaid.

For the period from May 5, 2023 (commencement of operations) through December 31, 2023, we incurred income incentive fees of $198,000, all of which were voluntarily waived by the Adviser. As of December 31, 2023, no income incentive fees were unpaid.

For the period from May 5, 2023 (commencement of operations) through December 31, 2023, we incurred capital gains incentive fees of $172,000, all of which were voluntarily waived by the Adviser. As of December 31, 2023, no capital gains incentive fees were unpaid.

For the period from May 5, 2023 (commencement of operations) through December 31, 2023, we incurred administrative fees of $571,000. As of December 31, 2023, there was a payable balance of $697,000 due to the Administrator, which, in addition to administrative services expenses, may include other operating expenses paid by the Administrator on our behalf.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support Agreement with our investment adviser. Our investment adviser may elect to pay Expense Payments on our behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or stockholder servicing and/or distribution fees of the Company. Any Expense Payment that our investment adviser has committed to pay must be paid by our investment adviser to us or on behalf of us in any combination of cash or other immediately available funds no later than forty-five days after such election was made in writing by our investment adviser, and/or offset against amounts due from us to our investment adviser or its affiliates. See “Item I. Business – Expense Support and Conditional Reimbursement Agreement.”

For the period from May 5, 2023 (commencement of operations) through December 31, 2023, our investment advisor did not provide any expense support that may be subject to reimbursement pursuant to the Expense Support and Conditional Reimbursement Agreement.

Intermediary Manager Agreement

We have entered into an Intermediary Manager Agreement with the Intermediary Manager pursuant to which the Intermediary Manager agreed to, among other things, manage our relationships with third-party brokers engaged by the Intermediary Manager to participate in the distribution of common shares and financial advisors. The Intermediary Manager will be entitled to receive stockholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% of our aggregate NAV attributable to Class S shares as of the beginning of the first calendar day of the month. The Intermediary Manager is entitled to receive stockholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.25% of our aggregate NAV attributable to Class D shares as of the beginning of the first calendar day of the month. No stockholder servicing and/or distribution fees will be paid with respect to Class I. The stockholder servicing and/or distribution fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the stockholder servicing and/or distribution fees will be retained by, or re-allowed (paid) to, participating broker-dealers.

The Intermediary Manager may receive compensation or reimbursement of expenses from our investment adviser or its affiliates related to its services under the Intermediary Manager Agreement or for additional services as may be agreed upon by the Intermediary Manager and our investment adviser or its affiliates. The Intermediary Manager will also be entitled to receive a variable intermediary manager fee of 5 basis points that is payable on any new capital raised in the Offering, payable monthly in arrears. The variable intermediary manager fee is reduced to 3.5 basis points on any new capital raised through a strategic partnership. Our investment adviser (or its affiliate, but excluding the Company) has also agreed to pay the one-time engagement fee of $25,000. See “Item 1. Business – Intermediary Manager Agreement.”

For the period from May 5, 2023 (commencement of operations) through December 31, 2023, we did not incur any fees under the Intermediary Manager Agreement.

Co-Investment Relief

Our investment adviser has received the Co-Investment Exemptive Order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Crescent to co-invest in portfolio companies with each other and with affiliated investment funds. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements which could limit our ability to participate in a co-investment transaction. We may also otherwise co-invest with funds managed by Crescent or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. There can be no guarantee that the Co-Investment Exemptive Order will be further extended.

Statement of Policy Regarding Transactions with Related Persons

As a BDC, we are subject to certain regulatory requirements that restrict our ability to engage in certain related-party transactions. We have adopted procedures for the review, approval and monitoring of transactions that involve us and certain of our related persons. For example, we have a code of conduct that generally prohibits our executive officers or directors from using their personal influence or personal relationships improperly to influence investment decisions or financial reporting by the Company whereby the executive officer or director would benefit personally to the detriment of the Company, cause the Company to take action, or fail to take action, for the individual personal benefit of the covered person rather than for the benefit of the Company; or use material non-public knowledge of portfolio transactions made or contemplated for the Company to trade personally, or cause others to trade personally, in contemplation of the market effect of such transactions. Any waiver to the code of conduct will generally only be permitted to be obtained from the audit committee and will be publicly disclosed as required by applicable law and regulations. In addition, the audit committee is required to review all related-party transactions (as defined in Item 404 of Regulation S-K).

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor’s Fees

Ernst & Young LLP (“E&Y”) has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023. Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by E&Y for professional services performed:

For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Audit Fees	$115,000
Audit-Related Fees	45,000
Tax Fees	-
All Other Fees	-
Total Fees	$160,000

Audit Fees

Audit fees consist of fees incurred for professional services rendered for the audit of the Corporation’s year-end financial statements, reviews of the interim financial statements included in quarterly reports, comfort letters, consents, assistance with and review of documents filed with the SEC and services that are normally provided by E&Y in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related fees consist of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of the Corporation’s financial statements and are not reported under “Audit Fees.” These services include attestation services that are not required by statute or regulation, consultations concerning financial accounting and reporting standards, and fees related to requests for documentation and information from regulatory and other government agencies.

Tax Fees

Tax fees consist of fees incurred for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees

All other fees would include fees for products and services other than the services reported above.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

One hundred percent (100%) of all services provided by E&Y to the Company were pre-approved and no fees were subject to pre-approval by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. The audit services are approved by the Audit Committee (or by a subcommittee or one or more of its members, pursuant to delegated authority from the Audit Committee) pursuant to an audit engagement letter, and the Audit Committee of the Company (or by a subcommittee or one or more of its members, pursuant to delegated authority from the Audit Committee) must pre-approve all non-audit services provided by E&Y, and all non-audit services provided by E&Y to the Adviser, or any entity controlling, controlled by, or under common control with the Adviser that provides ongoing services to the Company that are related to the operations and financial reporting of the Company. In some circumstances, when certain services were not recognized at the time of the engagement to be non-audit services, the pre-approval requirement may be waived if the aggregate amount of the fees for such non-audit services constitutes less than five percent of the total amount of revenues paid to E&Y by the Company during the fiscal year in which the non-audit services are provided.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this Annual Report:

1. Financial Statements

2. Financial Statement Schedules

None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3. Exhibits

Exhibit Number	Description
3.1

Second Amended & Restated Articles of Amendment and Restatement (incorporated by reference to Exhibit (a) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on September 18, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit (b) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on September 27, 2023).
4.2	Description of Common Shares of Beneficial Interests (filed herewith).
10.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).
10.2

Amended & Restated Investment Advisory Agreement by and between the Company and Crescent Cap NT Advisors, LLC, dated as of September 5, 2023 incorporated by reference to Exhibit (g) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on September 18, 2023).

10.3	Intermediary Manager Agreement (incorporated by reference to Exhibit (h)(1) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).
10.4

Form of Selected Intermediary Agreement (incorporated by reference to Exhibit (h)(2) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).

10.5

Distribution and Stockholder Servicing Plan (incorporated by reference to Exhibit (h)(3) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).

10.6	Custody Agreement (incorporated by reference to Exhibit (j)(1) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).
10.7

Document Custody Services Addendum to Custody Agreement (incorporated by reference to Exhibit (j)(2) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).

10.8	Foreign Custody Manager Agreement (incorporated by reference to Exhibit (j)(3) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).
10.9	Administration Agreement (incorporated by reference to Exhibit (k)(1) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).
10.10	Services Agreement (incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).
10.11	Digital Services Master Agreement (incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).
10.12

Amendment to Digital Services Master Agreement (incorporated by reference to Exhibit (k)(4) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on September 27, 2023).

10.13	Multi-Class Plan (incorporated by reference to Exhibit (k)(4) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).
10.14

Expense Support and Conditional Reimbursement Agreement by and among the Registrant and Investment Adviser (incorporated by reference to Exhibit (k)(5) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).

10.15	Initial Subscription Agreement (incorporated by reference to Exhibit (p) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023)
10.16

Loan and Security Agreement, dated December 8, 2023, among CPCI Funding SPV, LLC, as borrower, Crescent Private Credit Income Corp., as servicer, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 13, 2023).

10.17

Sale and Contribution Agreement, dated December 8, 2023, between Crescent Private Credit Income Corp., as seller, and CPCI Funding SPV, LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 13, 2023).

21.1	Subsidiaries (filed herewith)
24.1	Power of Attorney (filed herewith, included on the signature page to this Annual Report)
31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT PRIVATE CREDIT INCOME CORP.

By:	/s/ Eric Hall
Eric Hall
Chief Executive Officer
Date: February 26, 2024

Each person whose signature appears below constitutes and appoints Eric Hall, Kirill Bouek, George P. Hawley, Erik Barrios, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2024.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Eric Hall
Eric Hall
Chief Executive Officer (Principal Executive Officer)
Date: February 26, 2024

By:	/s/ Kirill Bouek
Kirill Bouek
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: February 26, 2024

By:	/s/ Kathleen Briscoe
Kathleen Briscoe
Director
Date: February 26, 2024

By:	/s/ Susan Yun Lee
Susan Yun Lee
Director
Date: February 26, 2024

By:	/s/ Martha Solis-Turner
Martha Solis-Turner
Director
Date: February 26, 2024

By:	/s/ Jason Breaux
Jason Breaux
Director
Date: February 26, 2024

By:	/s/ Christopher G. Wright
Christopher G. Wright
Director
Date: February 26, 2024