Form 10-Q
period 2024-03-31
Crescent Private Credit Income Corp
filed 2024-05-13
CIK 1954360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the Registrant’s common stock, par value $0.01 per share outstanding at May 13, 2024 was 5,931,257 shares of Class I Common Stock ("Class I Shares").

Common shares outstanding exclude May 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

11

CRESCENT PRIVATE CREDIT INCOME CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

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

Although we believe that the assumptions on which these forward-looking statements are based upon are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report or other information incorporated herein by reference, as applicable. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including registration statements on Form N-2, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

PART I. Financial Information
Item 1. Financial Statements

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

	As of March 31, 2024 (Unaudited)	As of December 31, 2023
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $162,510 and $112,919, respectively)	$164,431	$114,294
Cash and cash equivalents	21,143	8,576
Restricted cash and cash equivalents	41,377	20,178
Interest receivable	1,777	671
Other assets	-	3

Total assets	$228,728	$143,722
Liabilities
Debt (net of deferred financing costs of $1,683 and $1,772, respectively)	$43,317	$20,728
Payable for investments purchased	25,413	17,762
Interest and other debt financing costs payable	731	177
Due to administrator	416	697
Accrued professional fees	340	165
Accrued expenses and other liabilities	238	335
Total liabilities	70,455	39,864
Commitments and Contingencies (Note 7)
Net assets
Common stock, par value $0.01 per share (300,000,000 shares authorized, 5,931,257 and 3,977,799 shares issued and outstanding, respectively)	59	40
Paid-in capital in excess of par value	151,306	99,875
Accumulated earnings	6,908	3,943
Total net assets	158,273	103,858
Total liabilities and net assets	$228,728	$143,722
Net asset value per share (Class I)	$26.68	$26.11

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Operations
(in thousands, except for per share data)
(Unaudited)

For the Three Months Ended March 31, 2024
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$3,970
Other income	42
Total investment income	4,012

Expenses:
Interest and other debt financing costs	828
Management fees	408
Income based incentive fees	302
Capital gains based incentive fees	69
Professional fees	253
Directors’ fees	53
Other general and administrative expenses	459
Total expenses	2,372
Management fees waiver	(408)
Income based incentive fees waiver	(302)
Capital gains based incentive fees waiver	(69)
Net expenses	1,593
Net investment income	2,419
Net realized and unrealized gains on investments:
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	546
Net realized and unrealized gains on investments	546
Net increase in net assets resulting from operations	$2,965

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Class I Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings	Total Net Assets
Balance at December 31, 2023	3,977,799	$40	$99,875	$3,943	$103,858
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	2,419	$2,419
Net change in unrealized appreciation (depreciation) on investments	-	-	-	546	$546
Issuance of common stock - Class I shares	1,953,458	19	51,431	-	$51,450
Total increase (decrease) in net assets	1,953,458	$19	$51,431	$2,965	$54,415
Balance at March 31, 2024	5,931,257	$59	$151,306	$6,908	$158,273

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)
For the Three Months Ended March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,965
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(54,105)
Proceeds from sales of investments and principal repayments	4,756
Net change in unrealized (appreciation) depreciation on investments	(546)
Amortization of premium and accretion of discount, net	(243)
Amortization of deferred financing costs	90
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,106)
(Increase) decrease in other assets	3
Increase (decrease) in payable for investment purchased	7,651
Increase (decrease) in interest and other debt financing costs payable	554
Increase (decrease) in due to administrator	(281)
Increase (decrease) in accrued professional expenses	175
Increase (decrease) in accrued expenses and other liabilities	(97)
Net cash provided by (used for) operating activities	$(40,184)
Cash flows from financing activities:
Proceeds from issuance of common stock	51,450
Borrowings on credit facilities	22,500
Net cash provided by (used for) financing activities	73,950
Net increase (decrease) in cash and cash equivalents	33,766
Cash and cash equivalents, beginning of period	28,754
Cash and cash equivalents, end of period (1)	$62,520

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$172
Cash paid during the period for taxes	$110

(1) As of March 31, 2024, the balance included cash and cash equivalents of $21,143 and restricted cash and cash equivalents of $41,377.

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
AECOM Management Services (Amentum) (7)	Senior Secured First Lien Term Loan	S + 400	9.44%	01/2027	742	$730	0.5	$745
Alterra Mountain Company (7)	Senior Secured First Lien Term Loan	S + 375	9.08%	07/2026	303	303	0.2	304
Conair (7)	Senior Secured First Lien Term Loan	S + 375	9.18%	05/2028	997	994	0.6	990
CP Atlas (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.18%	11/2027	1,247	1,234	0.8	1,234
Energy Solutions (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	9.31%	09/2030	746	744	0.5	750
Fairbanks Morse Defense (7)	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	10.32%	06/2028	1,018	1,004	0.6	1,019
MIWD Holdco (7)	Senior Secured First Lien Term Loan	S + 350	8.82%	03/2031	286	285	0.2	288
White Cap (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.08%	10/2027	992	992	0.6	997
					6,331	6,286	4.0	6,327
Commercial and Professional Services
Brown Group Holdings (7)	Senior Secured First Lien Term Loan	S + 300	8.32%	07/2029	748	747	0.5	748
Corelogic (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.94%	06/2028	1,496	1,470	0.9	1,467
Iris Buyer LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.56%	10/2030	332	319	0.2	344
Iris Buyer LLC (4)(5)	Unitranche First Lien Revolver			10/2029	-	(13)	-	11
Iris Buyer LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.56%	10/2030	3,523	3,430	2.3	3,603
LABL Inc (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	10.43%	10/2028	997	982	0.6	979
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.38%	03/2029	3,000	2,929	1.9	3,014
Trugreen (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.43%	11/2027	1,247	1,217	0.8	1,215
Vaco Holdings (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.43%	01/2029	1,240	1,178	0.8	1,229
WCG/WIRB-Copernicus Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (100 Floor)	9.44%	01/2027	1,488	1,468	0.9	1,491
					14,071	13,727	8.9	14,101
Consumer Discretionary Distribution and Retail
1-800 Contacts (CNT Holdings I Corp) (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.82%	11/2027	982	977	0.6	985
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	9.19%	03/2028	1,489	1,482	0.9	1,491
Harbor Freight Tools USA, Inc (7)	Senior Secured First Lien Term Loan	S + 275 (50 Floor)	8.19%	10/2027	1,746	1,733	1.1	1,746
Les Schwab Tire (LS Group Opco Acquisition, LLC) (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	8.68%	11/2027	744	744	0.5	746
PetSmart (7)	Senior Secured First Lien Term Loan	S + 375	9.18%	02/2028	1,694	1,688	1.1	1,692
Savers (6)(7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	9.05%	04/2028	2,104	2,104	1.3	2,115
					8,759	8,728	5.5	8,775
Consumer Durables and Apparel
Lakeshore Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.94%	09/2028	870	863	0.6	872
					870	863	0.6	872
Consumer Services
Ascend Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.92%	12/2028	1,496	1,489	0.9	1,490
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.08%	01/2029	2,237	2,222	1.4	2,245
Inspire Brands, Inc. (Arby’s & Buffalo Wild Wings) (7)	Senior Secured First Lien Term Loan	S + 275 (75 Floor)	8.18%	12/2027	744	737	0.5	745
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.44%	04/2028	1,011	1,001	0.6	1,003
Kuehg Corp (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	10.30%	06/2030	222	222	0.1	223
Mavis Tire Express Services Topco, Corp. (7)	Senior Secured First Lien Term Loan	S + 375	9.08%	05/2028	443	443	0.3	444
Whatabrands LLC (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.69%	08/2028	992	991	0.6	994
					7,145	7,105	4.4	7,144
Diversified Financials
Pinnacle Purchaser, LLC (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.93%	12/2029	88	84	0.1	88
Pinnacle Purchaser, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.93%	12/2029	3,616	3,582	2.3	3,616
					3,704	3,666	2.4	3,704

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Energy
Brazos (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.08%	02/2030	705	703	0.4	708
TallGrass Energy (Prairie ECI) (7)	Senior Secured First Lien Term Loan	S + 475	10.08%	08/2029	1,248	1,241	0.8	1,245
					1,953	1,944	1.2	1,953
Financial Services
Acrisure (7)	Senior Secured First Lien Term Loan	S + 450	9.83%	10/2030	1,496	1,490	1.0	1,506
Blackhawk Network Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 500	10.33%	06/2025	744	741	0.5	746
LBM Acquisition (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	9.17%	12/2027	1,247	1,245	0.8	1,246
Nexus (7)	Senior Secured First Lien Term Loan	S + 450	9.83%	12/2028	1,500	1,493	0.9	1,493
					4,987	4,969	3.2	4,991
Food, Beverage and Tobacco
Triton Water Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.81%	03/2028	1,489	1,457	0.9	1,475
Triton Water Holdings, Inc.	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	9.30%	03/2028	506	501	0.3	505
					1,995	1,958	1.2	1,980
Health Care Equipment and Services
Angels of Care	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.81%	02/2030	3,750	3,713	2.3	3,713
Angels of Care (4)(5)	Senior Secured First Lien Revolver			02/2030	-	(4)	-	(4)
Angels of Care (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2030	-	(4)	-	(8)
Aspen Dental- ADMI Corp (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.19%	12/2027	1,565	1,484	1.0	1,515
Aspen Dental- ADMI Corp (7)	Senior Secured First Lien Term Loan	S + 575 (50 Floor)	11.08%	12/2027	506	482	0.3	507
Avalign (4)(5)	Unitranche First Lien Revolver			12/2028	-	(18)	-	(18)
Avalign	Unitranche First Lien Term Loan	S + 650 (75 Floor)	11.83%	12/2028	7,121	6,980	4.4	6,979
Azalea Topco (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	9.08%	07/2026	1,247	1,247	0.8	1,240
DuPage Medical Group (Midwest Physician) (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	8.82%	03/2028	1,240	1,153	0.7	1,036
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.44%	07/2028	7,488	6,906	4.4	7,001
Laserway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 575 (75 Floor)	11.33%	10/2027	3,280	3,243	2.1	3,271
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 550	11.09%	11/2028	1,749	1,706	1.1	1,756
MB2 Dental	Unitranche First Lien Term Loan	S + 600 (75 Floor)	11.32%	02/2031	5,544	5,489	3.5	5,489
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	-	(4)	-	(4)
MB2 Dental (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2031	-	(19)	-	(19)
MB2 Dental (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2031	-	(23)	-	(12)
Medical Solutions LLC (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.68%	11/2028	1,489	1,398	0.8	1,332
Medline Industries (Mozart Borrower) (7)	Senior Secured First Lien Term Loan	S + 275 (50 Floor)	8.20%	10/2028	676	667	0.4	667
MPH Acquisition (7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	9.85%	09/2028	997	969	0.6	966
Pacific Dental Services (7)	Senior Secured First Lien Term Loan	S + 325	8.58%	05/2028	747	746	0.5	748
Upstream Newco Inc (7)	Senior Secured First Lien Term Loan	S + 425	9.82%	11/2026	1,491	1,405	0.9	1,407
					38,890	37,516	23.8	37,562
Insurance
Accession Risk Management (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2026	-	(12)	-	8
Accession Risk Management (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.34%	10/2026	660	652	0.4	667
Assured Partners (7)	Senior Secured First Lien Term Loan	S + 375	9.08%	02/2027	746	746	0.5	748
Assured Partners (7)	Senior Secured First Lien Term Loan	S + 350	8.83%	01/2029	208	207	0.1	209
BroadStreet Partners Inc. (7)	Senior Secured First Lien Term Loan	S + 375	9.08%	01/2029	1,484	1,481	0.9	1,491
Galway (5)	Senior Secured First Lien Revolver	S + 525 (75 Floor)	10.66%	09/2028	112	105	0.1	101
Galway (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			09/2028	-	(53)	-	(41)
Outcomes Group Holdings Inc (7)	Senior Secured First Lien Term Loan	S + 325	8.69%	10/2025	744	742	0.5	745
Sedgwick CMS Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 375	9.08%	02/2028	743	738	0.5	745
					4,697	4,606	3.0	4,673

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Materials
Anchor Packaging LLC (7)	Senior Secured First Lien Term Loan	S + 350	8.93%	07/2026	744	741	0.5	745
Chemours (6)(7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.83%	08/2028	1,460	1,445	0.9	1,457
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2030	-	(10)	-	1
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.06%	11/2030	3,302	3,239	2.1	3,309
Novolex - Flex Acquisition Company, Inc. (7)	Senior Secured First Lien Term Loan	S + 367.5 (50 Floor)	9.11%	04/2029	1,986	1,965	1.3	1,991
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(2)	-	-
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2025	-	(1)	-	-
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.61%	12/2029	1,446	1,432	0.9	1,446
Pegasus Steel	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.83%	01/2031	1,549	1,526	1.0	1,541
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	(3)	-	(2)
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 375	9.19%	08/2026	463	451	0.3	457
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 350	8.94%	08/2026	744	728	0.5	735
					11,694	11,510	7.5	11,680
Media and Entertainment
Authentic Brands Group - ABG (7)	Senior Secured First Lien Term Loan	S + 350	8.93%	12/2028	625	622	0.4	628
CMG Media Corp (7)	Senior Secured First Lien Term Loan	S + 350	8.91%	12/2026	1,740	1,592	1.0	1,522
Red Ventures, LLC (7)	Senior Secured First Lien Term Loan	S + 300	8.33%	03/2030	1,489	1,484	0.9	1,485
Yahoo/Verizon Media (7)	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	10.94%	09/2027	1,442	1,413	0.9	1,416
					5,296	5,111	3.2	5,051
Pharmaceuticals, Biotechnology and Life Sciences
Parexel (Phoenix Newco, Inc.) (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.69%	11/2028	1,479	1,472	0.9	1,484
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 625 (75 Floor)	11.43%	12/2029	3,366	3,286	2.2	3,434
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(11)	-	9
					4,845	4,747	3.1	4,927
Real Estate Management and Development
Belfor Holdings Inc	Senior Secured First Lien Term Loan	S + 375	9.08%	10/2030	314	311	0.2	316
Chamberlain Group (Chariot Buyer) (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.68%	11/2028	1,488	1,463	0.9	1,488
					1,802	1,774	1.1	1,804
Software and Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	10.33%	08/2028	1,467	1,455	0.9	1,471
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 425	9.68%	08/2028	1,987	1,932	1.3	1,922
Cloud Software (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	9.91%	03/2029	1,643	1,585	1.0	1,638
Cloud Software (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	9.93%	03/2029	808	803	0.5	803
Concord III, LLC (4)(5)	Unitranche First Lien Revolver			12/2028	-	(3)	-	-
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.56%	12/2028	5,675	5,618	3.6	5,675
Cotiviti Holdings (7)	Senior Secured First Lien Term Loan	S + 325	8.58%	02/2031	2,296	2,290	1.5	2,295
Endure Digital (Endurance Intl) (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	9.42%	02/2028	990	944	0.6	968
Ensono (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.44%	05/2028	745	720	0.5	724
Enverus (4)(5)	Unitranche First Lien Revolver			12/2029	-	(5)	-	(1)
Enverus (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	(3)	-	(1)
Enverus	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.83%	12/2029	4,440	4,378	2.8	4,429
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(11)	-	-
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 600 (75 Floor)	11.31%	09/2030	4,489	4,383	2.9	4,557
Granicus, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			01/2031	-	(6)	-	(1)
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2031	-	(5)	-	(1)
					24,540	24,075	15.6	24,478

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Granicus, Inc.	Unitranche First Lien Term Loan	S + 350 (100 Floor) (including 225 PIK)	11.06%	01/2031	3,873	3,838	2.4	3,864
Isolved (7)	Senior Secured First Lien Term Loan	S + 400	9.33%	10/2030	180	178	0.1	181
Micro Holdings (7)	Senior Secured First Lien Term Loan	S + 425	9.58%	05/2028	2,237	2,182	1.4	2,227
Milano Acquisition Corp (Gainwell) (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.41%	10/2027	2,235	2,179	1.4	2,142
RealPage, Inc. (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	8.44%	04/2028	1,489	1,461	0.9	1,450
Red Planet (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.18%	10/2028	1,247	1,228	0.8	1,229
Sovos Compliance (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	9.94%	08/2028	997	991	0.6	990
					12,258	12,057	7.6	12,083
Telecommunication Services
CCI Buyer (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.30%	12/2027	1,496	1,491	0.9	1,489
					1,496	1,491	0.9	1,489
Utilities
Granite Energy LLC (7)	Senior Secured First Lien Term Loan	S + 375 (100 Floor)	9.19%	11/2026	1,226	1,217	0.8	1,230
					1,226	1,217	0.8	1,230

Total Debt Investments United States					156,559	$153,350	98.0%	$154,824
Equity Investments
Commercial and Professional Services
Iris Buyer LLC	Common Stock				192	193	0.1	199
Iris Buyer LLC	Common Stock				192,308	-	-	31
					192,500	193	0.1	230
Pharmaceuticals, Biotechnology and Life Sciences
WCT Group Holdings, LLC	Common Stock				118	1,176	0.8	1,240
					118	1,176	0.8	1,240

Total Equity Investments United States					192,618	$1,369	0.9%	$1,470
Netherlands
Debt Investments
Financial Services
Hunter Douglas (6)(7)(8)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.82%	02/2029	1,496	1,481	0.9	1,482
Total Debt Investments Netherlands					1,496	1,481	0.9	1,482
New Zealand
Debt Investments
Software & Services
Pushpay USA Inc. (4)(5)(6)	Unitranche First Lien Revolver			05/2030	-	(11)	-	-
Pushpay USA Inc. (6)	Unitranche First Lien Term Loan	S + 675 (75 Floor)	12.21%	05/2030	5,544	5,391	3.6	5,710
Total Debt Investments New Zealand					5,544	5,380	3.6	5,710
United Kingdom
Debt Investments
Commercial and Professional Services
Ineos Quattro (6)(7)(8)	Senior Secured First Lien Term Loan	S + 425	9.68%	04/2029	444	435	0.3	444
					444	435	0.3	444

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2024 (in thousands) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Media and Entertainment
Stubhub (6)(7)	Senior Secured First Lien Term Loan	S + 475	10.08%	03/2030	500	495	0.3	501
					500	495	0.3	501
Total Debt Investments United Kingdom					944	930	0.6	945
Total Investments						$162,510	104.0%	$164,431
Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents				21,099	21,099	13.3	21,099
Goldman Sachs FS Government Fund	Cash Equivalents				40,594	40,594	25.6	40,594
Cash Equivalents Total						$61,693	38.9%	$61,693
Investments and Cash Equivalents Total						$224,203	142.9%	$226,124

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of March 31, 2024, the reference rates for the Company’s variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $158,273 as of March 31, 2024.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
SOFR (“S”)		5.33%	5.30%	5.22%	5.00%
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
(6)
Investment is not a qualifying asset as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 5.2% as of March 31, 2024.
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

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of December 31, 2023, the reference rates for the Company’s variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

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

March 31, 2024
(Unaudited)

Note 1. Organization and Basis of Presentation

Crescent Private Credit Income Corp. (the “Company”) was formed on November 10, 2022 as a Maryland corporation structured as a non-diversified, closed-end management investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is externally managed by its adviser, Crescent Cap NT Advisors, LLC (the “Adviser”), an investment adviser registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. In addition, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. The Company has authorized three classes of its common stock, par value $0.01 per share, Class S Common Stock (“Class S shares”), Class D Common Stock (“Class D shares”) and Class I Common Stock (“Class I shares”) and, together with Class S shares and Class D shares, “Common Shares”). Since commencing operations, the Company has not offered or sold any of its Class S shares or Class D shares.

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

On May 3, 2023, Crescent Capital Group LP, an affiliate of the Adviser (“Crescent”), purchased 1,000 Common Shares for $25, or $25.00 per share.

On May 5, 2023, Sun Life Assurance Company of Canada (“Sun Life Assurance”), an affiliate of Sun Life Financial Inc., a majority owner of the Company (“Sun Life”) made a $150,000 capital commitment to the Company. On May 5, 2023, the Company received capital call proceeds totaling $30,000 from Sun Life Assurance. In June 2023, Sun Life Assurance subsequently transferred its remaining undrawn commitment totaling $120,000 to BK Canada Holdings Inc. (“BK Canada”), an affiliate of Sun Life, pursuant to a transfer agreement among Sun Life Assurance, BK Canada and the Company. As of March 31, 2024, the Company received all $120,000 of remaining capital commitment proceeds from BK Canada.

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

The accompanying interim consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of consolidated financial statements as of and for the periods included herein. All significant intercompany balances and transactions have been eliminated. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2024.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023, the Company had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company's organization. Organization expenses will be paid by the Adviser until the commencement of the Company’s anticipated public offering of its Common Shares (the “Offering”). The Company’s obligation to reimburse the Adviser for organizational expenses paid on its behalf is contingent upon the commencement of the Offering. Subsequent to the commencement of the Offering, any organization expenses incurred by the Company, including the reimbursements to the Adviser, will be expensed as incurred. The Company’s reimbursement of organization expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement (as defined below). As of March 31, 2024 and December 31, 2023, the Adviser accrued or paid organization expenses of $1,546, on behalf of the Company.

Offering Expenses

The Company's offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company's registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses will be incurred by the Adviser until the commencement of the Offering. The Company’s obligation to reimburse the Adviser for offering expenses paid on its behalf is contingent upon the commencement of the Offering. Subsequent to the commencement of the Offering, any offering expenses incurred by the Company, including reimbursements to the Adviser, will be recorded as deferred offering costs on the consolidated statement of assets and liabilities and then subsequently amortized to expenses on the Company's consolidated statement of operations over 12 months. The Company’s reimbursement of offering expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement (as defined below). As of March 31, 2024 and December 31, 2023, the Adviser accrued or paid offering expenses of $2,706 and $2,667, respectively, on behalf of the Company.

Income Taxes

The Company elected to be regulated as a BDC under the Investment Company Act. The Company also intends to qualify annually as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2024 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

For the three month period ended March 31, 2024, the Company incurred administrative services expenses of $318, which are included in other general and administrative expenses on the Consolidated Statement of Operations. As of March 31, 2024 and December 31, 2023, $416 and $697, respectively, was payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Investment Advisory and Management Agreement

On May 3, 2023, the Company entered into an investment advisory and management agreement with the Adviser (the “Investment Advisory and Management Agreement”). Under the terms of the Investment Advisory and Management Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory and Management Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory and Management Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below. The Adviser previously agreed to voluntarily waive its base management and incentive fees until the commencement of the Offering. While the Company has not held the initial closing of the Offering, the Adviser now intends to begin charging its base management fee on the value of the Company’s net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. The Advisor will continue to waive incentive fees until the commencement of the Offering.

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

For the three month period ended March 31, 2024 the Company incurred management fees of $408, all of which were voluntarily waived by the Adviser. As of March 31, 2024 and December 31, 2023, no management fees were unpaid.

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

Pre-incentive fee net investment income means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets in accordance with GAAP at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during each calendar quarter, minus the Company’s operating expenses accrued for such quarter (including the base management fee, expenses payable under the Administration Agreement entered into between us and the Administrator and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any stockholder and/or distribution servicing fees). Pre-incentive fee net investment income returns include, in the case of investments with a deferred interest feature (such as market or original issue discount, debt investments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments is also excluded from pre-incentive fee net investment income. Fees payable under the Investment Advisory and Management Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant quarter.

For the three months ended March 31, 2024, the Company incurred income incentive fees of $302, all of which were voluntarily waived by the Adviser. As of March 31, 2024 and December 31, 2023, no income incentive fees were unpaid.

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

For the three months ended March 31, 2024, the Company recorded GAAP incentive fees of $69, all of which were voluntarily waived by the Adviser. As of March 31, 2024 and December 31, 2023, no GAAP incentive fees were unpaid.

Intermediary Manager Agreement

On July 17, 2023, the Company entered into an Intermediary Manager agreement (the “Intermediary Manager Agreement”) with Emerson Equity LLC (the “Intermediary Manager”). Under the terms of the Intermediary Manager Agreement, the Intermediary Manager agreed to, among other things, manage the Company's relationships with third-party brokers engaged by the Intermediary Manager to participate in the distribution of common shares and financial advisors. The Intermediary Manager will be entitled to receive stockholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% of the Company’s aggregate NAV attributable to Class S shares as of the beginning of the first calendar day of the month. The Intermediary Manager is entitled to receive stockholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.25% of the Company’s aggregate NAV attributable to Class D shares as of the beginning of the first calendar day of the month. No stockholder servicing and/or distribution fees will be paid with respect to Class I shares. The stockholder servicing and/or distribution fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the stockholder servicing and/or distribution fees will be retained by, or re-allowed (paid) to, participating broker-dealers.

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

In addition, at the end of the month in which the Intermediary Manager in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and stockholder servicing and/or distribution fees paid with respect to any single share held in a stockholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such Common Shares (or a lower limit as determined by the Intermediary Manager or the applicable selling agent), the Company will cease paying the stockholder servicing and/or distribution fee on either (i) each such share that would exceed such limit or (ii) all Class S shares and Class D shares in such stockholder’s account. At the end of such month, the applicable Class S shares or Class D shares in such common stockholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such Class S shares or Class D shares.

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

The Intermediary Manager may terminate the Intermediary Manager Agreement, without the payment of penalty, on at least 120 days' written notice to the Company. Either party may terminate the Intermediary Manager Agreement immediately upon notice to the other party in the event that such other party shall have failed to comply with any material provision of the Intermediary Manager Agreement. The Intermediary Manager Agreement will automatically terminate in the event of its assignment, as defined in the Investment Company Act. The Company’s obligations under the Intermediary Manager Agreement to pay the stockholder servicing and/or distribution fees with respect to the Class S shares and Class D shares distributed shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

Distribution and Servicing Plan

On May 4, 2023, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the stockholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to the Class S shares and Class D shares on an annualized basis as a percentage of the Company’s NAV for such class.

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

Eligibility to receive the stockholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the stockholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the stockholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The stockholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. For the three months ended March 31, 2024, the Company has not incurred any expenses in connection with the Intermediary Manager Agreement.

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

Investments at fair value consisted of the following (in thousands):

	As of March 31, 2024			As of December 31, 2023
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$114,932	$115,606	$674	$81,687	$82,558	$871
Unitranche First Lien	46,209	47,355	1,146	29,862	30,367	505
Equity	1,369	1,470	101	1,370	1,369	(1)
Total Investments	$162,510	$164,431	$1,921	$112,919	$114,294	$1,375

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of March 31, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
Software and Services	$42,271	25.7%	32,605	28.5%
Health Care Equipment and Services	37,562	22.8	18,607	16.3
Commercial and Professional Services	14,835	9.0	11,991	10.5
Materials	11,680	7.1	10,045	8.8
Consumer Discretionary Distribution and Retail	8,775	5.4	6,412	5.6
Consumer Services	7,144	4.3	4,249	3.7
Financial Services	6,473	4.0	2,251	2.0
Capital Goods	6,327	3.8	3,515	3.1
Pharmaceuticals, Biotechnology and Life Sciences	6,167	3.8	5,585	4.9
Media and Entertainment	5,552	3.4	4,451	3.9
Insurance	4,613	2.8	4,007	3.5
Diversified Financials	3,704	2.3	3,673	3.2
Food, Beverage and Tobacco	1,980	1.2	1,481	1.3
Energy	1,953	1.2	1,499	1.3
Real Estate Management and Development	1,804	1.1	1,825	1.6
Telecommunication Services	1,489	0.9	-	-
Utilities	1,230	0.7	1,225	1.1
Consumer Durables and Apparel	872	0.5	873	0.7
Total Investments	$164,431	100.0%	$114,294	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of March 31, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
United States	$156,294	95.0%	$108,570	95.0%
New Zealand	5,710	3.5	5,724	5.0
Netherlands	1,482	0.9	-	-
United Kingdom	945	0.6	-	-
Total Investments	$164,431	100.0%	$114,294	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$96,660	$18,946	$115,606
Unitranche First Lien	—	—	47,355	47,355
Equity	—	—	1,470	1,470
Total Investments	$—	$96,660	$67,771	$164,431

The following table presents fair value measurements of investments as of December 31, 2023 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$67,909	$14,649	$82,558
Unitranche First Lien	—	—	30,367	30,367
Equity	—	—	1,369	1,369
Total Investments	$—	$67,909	$46,385	$114,294

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2024, based off of the fair value hierarchy as of March 31, 2024 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Equity	Total
Balance as of December 31, 2023	$14,649	$30,367	$1,369	$46,385
Amortized discounts/premiums	15	32	-	47
Paid in-kind interest	-	-	-	-
Net realized gain (loss)	23	2	-	25
Net change in unrealized appreciation (depreciation)	179	642	101	922
Purchases	7,437	16,671	-	24,108
Sales/principal repayments/paydowns	(3,191)	(359)	-	(3,550)
Transfers in	335	-	-	335
Transfers out	(501)	-	-	(501)
Balance as of March 31, 2024	$18,946	$47,355	$1,470	$67,771
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2024	$179	$642	$100	$921

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of March 31, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$8,810	Discounted Cash Flows	Discount Rate	10.6%	-	11.3%	(11.1%)
	10,136	Broker Quoted	Broker Quote			N/A
	$18,946

Unitranche First Lien	$43,494	Discounted Cash Flows	Discount Rate	10.4%	-	12.4%	(11.4%)
	3,861	Broker Quoted	Broker Quote			N/A
	$47,355

Equity	1,470	Enterprise Value	Comparable EBITDA Multiple	16.0x	-	22.2x	(21.3x)
	$1,470

Total	$67,771

Security Type	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$5,103	Discounted Cash Flows	Discount Rate	6.5%	-	11.2%	(9.8%)
	9,546	Broker Quoted	Broker Quote			N/A
	$14,649

Unitranche First Lien	$30,367	Discounted Cash Flows	Discount Rate	11.2%	-	12.2%	(11.7%)
	$30,367

Equity	1,369	Enterprise Value	Comparable EBITDA Multiple	13.0x	-	21.4x	(20.2x)
	$1,369

Total	$46,385

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

Note 6. Debt

Debt consisted of the following:

($ in thousands)	As of March 31, 2024				As of December 31, 2023
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)(3)
JPM Funding Facility	$150,000	$45,000	$105,000	$45,000	$150,000	$22,500	$127,500	$22,500
(1)
The amount available is subject to any limitations related to the credit facility borrowing base.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of March 31, 2024 and December 31, 2023, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2024 was 11.64%. The weighted average borrowing outstanding for the three months ended March 31, 2024 was $28,434.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of March 31, 2024 and December 31, 2023, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of March 31, 2024 and December 31, 2023, the Company was in compliance with the terms and covenants of its debt arrangements.

JPM Funding Facility

On December 8, 2023, we entered into a Loan and Security Agreement (the “JPM Funding Facility”), as servicer, with CPCI Funding SPV, LLC (“CPCI SPV”), the Company's wholly owned subsidiary (the “Borrower”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $150,000 with a reinvestment period ending December 8, 2026 and a final maturity date of December 8, 2028. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $500,000. The Company consolidates CPCI SPV in the consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from CPCI SPV.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower. The interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.60%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Costs incurred in connection with obtaining the JPM Funding Facility were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility on a straight-line basis. As of March 31, 2024 and December 31, 2023, deferred financing costs related to the JPM Funding Facility were $1,683 and $1,772, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the JPM Funding Facility were as follows (in thousands):

($ in thousands)	For the three months ended March 31,
2024
Borrowing interest expense	$570
Unused facility fees	92
Amortization of financing costs	90
Administrative fee	76
Total interest and other debt financings costs	$828
Weighted average outstanding balance	$28,434

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of March 31, 2024		As of December 31, 2023
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment	Commitment Expiration Date (1)	Unfunded Commitment
Accession Risk Management (2)	Delayed Draw Term Loan	10/30/2026	$779	10/30/2026	$1,165
Accession Risk Management (2)	Delayed Draw Term Loan	10/30/2026	80	-	-
Angels of Care (3)	Revolver	2/11/2030	400	-	-
Angels of Care (3)	Delayed Draw Term Loan	2/11/2030	850	-	-
Avalign (3)	Revolver	12/20/2028	921	-	-
Concord III, LLC (3)	Revolver	12/20/2028	325	12/20/2028	325
Enverus (3)	Revolver	12/24/2029	338	12/24/2029	338
Enverus (3)	Delayed Draw Term Loan	12/22/2025	222	12/22/2025	222
Evergreen IX Borrower 2023, LLC (3)	Revolver	9/29/2029	500	9/29/2029	500
Formulations Parent Corporation (3)	Revolver	11/15/2030	550	11/15/2029	550
Galway (3)	Revolver	9/30/2028	581	-	-
Galway (3)	Delayed Draw Term Loan	9/30/2028	5,495	-	-
Granicus, Inc. (3)	Delayed Draw Term Loan	1/17/2031	579	-	-
Granicus, Inc. (3)	Revolver	1/17/2031	548	-	-
Iris Buyer LLC (3)	Delayed Draw Term Loan	3/29/2025	172	3/29/2025	431
Iris Buyer LLC (3)	Revolver	10/2/2029	505	10/2/2029	505
MB2 Dental (3)	Revolver	2/13/2031	384	-	-
MB2 Dental (3)	Delayed Draw Term Loan	2/13/2031	1,920	-	-
MB2 Dental (3)	Delayed Draw Term Loan	2/13/2031	1,151	-	-
Online Labels Group, LLC (3)	Revolver	12/19/2029	200	12/19/2029	200
Online Labels Group, LLC (3)	Delayed Draw Term Loan	12/19/2029	175	12/19/2025	175
Online Labels Group, LLC (3)	Delayed Draw Term Loan	12/19/2029	175	12/19/2025	175
Pegasus Steel (3)	Delayed Draw Term Loan	1/19/2031	451	-	-
Pinnacle Purchaser, LLC (3)	Revolver	12/28/2029	288	12/28/2029	288
Pushpay USA Inc. (3)	Revolver	5/10/2030	429	5/10/2030	429
WCT Group Holdings, LLC (3)	Revolver	12/12/2029	457	12/12/2029	320
Total			$18,475		$5,623
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

The Adviser has agreed to bear certain expenses through the date on which the Company commences the Offering. The Company will be obligated to reimburse the Adviser for such advanced expenses upon commencing the Offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support Agreement. The total organization expenses incurred as of March 31, 2024 and December 31, 2023 were $1,546, all of which have been borne by the Adviser. The total offering expenses incurred as of March 31, 2024 and December 31, 2023, were $2,706 and $2,667, respectively, all of which have been borne by the Adviser.

Note 8. Net Assets

The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be NAV per share for each share class as of the last calendar day of the immediately preceding month (i.e. the prior month-end NAV).

In connection with its formation, the Company has the authority to issue 300,000,000 of Common Shares at $0.01 par value per share. On May 3, 2023, Crescent was issued 1,000 Class I shares for $25 at $25.00 per share.

As of March 31, 2024, pursuant to subscription agreements entered into between the Company and Crescent Capital, Sun Life, BK Canada, Scotia and Crescent, the Company issued approximately 5,931,257 of its Class I shares and raised gross proceeds of approximately $151,475 since inception.

Net Asset Value per Share and Offering Price

The following table summarizes each month-end NAV per share for Class I shares of beneficial interest during the three months ended March 31, 2024. As of March 31, 2024, the Company had not sold any of its Class S shares or Class D shares.

Date	Class I NAV Per Share
January 31, 2024	$26.24
February 29, 2024	26.45
March 31, 2024	26.68

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

Note 9. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

For the Three Months Ended March 31, 2024 (6)
Per Share Data:
Net asset value, beginning of period	$26.11
Net investment income (1)	0.49
Net realized and unrealized gains on investments(1)(2)	0.08
Net increase in net assets resulting from operations	0.57
Net asset value, end of period	$26.68
Shares outstanding, end of period	5,931,257
Weighted average shares outstanding	4,983,501
Total return based on net asset value (3)	2.18%
Ratio/Supplemental Data:
Net assets, end of period	$158,273
Ratio of total net expenses to average net assets(4)(5)(7)	4.88%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets (6)(7)	2.34%
Ratio of net investment income to average net assets(7)	7.40%
Ratio of interest and credit facility expenses to average net assets(7)	2.53%
Portfolio turnover	3.58%
Asset coverage ratio	444%
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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive the management, income and capital gains incentive fees. Excluding the effects of the voluntary waivers, the annualized ratio of total expenses to average net assets would have been 7.26% for the three months ended March 31, 2024.
(6)
Net asset information presented is related to Class I shares.
(7)
Annualized.

Note 10. Income Taxes

For the three months ended March 31, 2024, the Company recognized no excise taxes related to its status as a RIC. As of March 31, 2024, and December 31, 2023, $0 and $110 of accrued excise taxes remained payable, respectively.

For the three months ended March 31, 2024, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of March 31, 2024 and December 31, 2023, no deferred tax assets or liabilities were recorded on the Consolidated Statement of Assets and Liabilities.

The Company's aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

	As of March 31, 2024	As of December 31, 2023
Tax Cost	$162,376	$141,673
Gross Unrealized Appreciation	$2,268	$1,436
Gross Unrealized Depreciation	(347)	(61)
Net Unrealized Investment Appreciation (Depreciation)	$1,921	$1,375

Note 11. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of March 31, 2024.

On April 24, 2024, the Company agreed to sell Class I shares for an aggregate purchase price of $345. The purchase price per Class I share will equal the Company’s net asset value per Class I share as of the last calendar day of April 2024 (the “April NAV”), which is generally expected to be available within 20 business days after May 1, 2024. At that time, the number of Class I shares issued to each investor based on the April NAV and such investor’s subscription amount will be determined and Class I shares will be credited to the investor’s account as of May 1, 2024, the effective date of the share purchase. The offer and sale of the Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

The Adviser previously agreed to voluntarily waive its base management and incentive fees until the commencement of the Offering. While the Company has not held the initial closing of the Offering, the Adviser now intends to begin charging its base management fee on the value of the Company’s net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. The Advisor will continue to waive incentive fees until the commencement of the Offering. See Note 3 “Agreements and Related Party Transactions– Investment Advisory and Management Agreement.”

Beginning in June 2024, regardless of whether the Company has held the initial closing of the Offering, the Company intends to begin declaring and paying regular monthly distributions. See Note 2 “Summary of Significant Accounting Policies – Distributions.” Any distributions the Company makes will be at the discretion of the Company’s Board, considering factors such as the Company’s earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, the Company’s distribution rates and payment frequency may vary from time to time.

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

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of March 31, 2024		As of December 31, 2023
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$115.6	70.3%	$82.6	72.2%
Unitranche First Lien	47.3	28.8	30.4	26.6
Equity	1.5	0.9	1.4	1.2
Total Investments	$164.4	100.0%	$114.3	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended
March 31, 2024
New investments at cost:
Senior Secured First Lien	$37.4
Unitranche First Lien	16.7
Total Investments	$54.1
Proceeds from investments sold or repaid:
Senior Secured First Lien	$4.4
Unitranche First Lien	0.4
Total Proceeds	$4.8
Net increase (decrease) in portfolio	$49.3

The following table presents certain selected information regarding our investment portfolio:

	As of March 31, 2024	As of December 31, 2023
Weighted average yield on income producing securities (at cost) (1)	10.7%	10.7%
Percentage of debt bearing a floating rate (at fair value)	100.0%	100.0%
Percentage of debt bearing a fixed rate (at fair value)	0.0%	0.0%
Number of portfolio companies	95	69

(1) Includes performing debt and other income producing investments (excluding investments on non-accrual). As of March 31, 2024 and December 31, 2023, there were no investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities.

($ in millions)	As of March 31, 2024				As of December 31, 2023
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$161.1	100.0%	$163.0	100.0%	$111.5	100.0%	$112.9	100.0%
Non-Accrual	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$161.1	100.0%	$163.0	100.0%	$111.5	1.00	$112.9	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023, we had no investments on non-accrual status.

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

($ in millions)	As of March 31, 2024		As of December 31, 2023
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	-	-%	-	-%
2	164.4	100.0	114.3	100.0
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-
Total	164.4	100.0%	114.3	100.0%

RESULTS OF OPERATIONS

Summarized statement of operations

Operating results were as follows:

($ in millions)	For the Three Months Ended March 31, 2024
Total investment income	$4.0
Total net expenses	1.6
Net investment income	$2.4
Net realized and unrealized gains (losses) on investments	0.5
Net increase (decrease) in net assets resulting from operations	$2.9

Total investment income

For the three months ended March 31, 2024, total investment income, which includes interest income and accretion of OID, was $4.0 million. We expect total investment income to continue to increase with the growing portfolio.

Total net expenses

For the three months ended March 31, 2024, total net expenses, including the impact of the fee waivers, were $1.6 million. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Net investment income

For the three months ended March 31, 2024, net investment income was $4.0 million. Net investment income can vary substantially from period to period due to various factors including net deployment, credit facility usage and market base rates.

Net realized and unrealized gains (losses) on investments

For the three months ended March 31, 2024, we recorded net unrealized appreciation on investments of $0.5 million. The change in net unrealized gains on investments is primarily driven by the performance of our liquid credit investments.

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

As of March 31, 2024 and December 31, 2023, we had $62.5 and $28.8 million in cash and cash equivalents and $105.0 and $127.5 million of undrawn capacity on our JPM Funding Facility (as defined below) respectively, subject to borrowing base and other limitations. As of March 31, 2024, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of March 31, 2024, we were in compliance with our asset coverage requirements under the Investment Company Act. In addition, we were in compliance with all the financial covenant requirements of our JPM Funding Facility as of March 31, 2024. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

($ in millions)	As of March 31, 2024				As of December 31, 2023
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)
JPM Funding Facility	$150.0	$45.0	$105.0	$45.0	$150.0	$22.5	$127.5	$22.5

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2024 was 11.64%. The weighted average debt of the borrowings outstanding for the three months ended March 31, 2024 was $28.4 million.

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

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower. The interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.60%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

For the three months ended March 31, 2024 we incurred $0.8 million of interest and other debt financing costs.

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

As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 444% and 557%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the JPM Funding Facility.

Capital Share Activity

We have authorized three classes of common stock, par value $0.01 per share, Class S Common Stock (“Class S shares”), Class D Common Stock (“Class D shares”) and Class I Common Stock (“Class I shares” and together, with Class S shares and Class D shares, “Common Shares”). Pursuant to a subscription agreement entered into between us and Crescent, Crescent purchased 1,000 Class I shares at an initial offering price of $25.00 per share. In addition, pursuant to a subscription agreement entered into between us and Sun Life Assurance, Sun Life Assurance committed to purchase Class I shares at an initial offering price of $25.00 per share. Following a partial drawdown of its commitment, Sun Life Assurance transferred the remainder of its commitment to BK Canada pursuant to a transfer agreement entered into among us and the Private Placement Investors (the transfer agreement and the subscription agreement with Sun Life Assurance, together, the “Private Placement Agreements”).

Additionally, on December 31, 2023, we agreed to sell Class I shares for an aggregate purchase price of $1.5 million to Scotia Private Credit Pool (together with Sun Life Assurance and BK Canada, the “Private Placement Investors”) This offer and sale of the Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

The Private Placement Investors' subscriptions were initially drawn down at a price of $25.00 per share, and subsequent subscriptions were priced at our current NAV at the time of contribution. Since our commencement of operations and through March 31, 2024, we received $151.5 million of committed capital from the Private Placement Investors, and in exchange therefore, we issued approximately 5.9 million Class I shares to four stockholders, including the investment from our sole initial stockholder. As of March 31, 2024, we have not offered or sold any of our Class S shares or Class D shares and we have not commenced the anticipated public offering of our Common Shares pursuant to our registration statement (the “Offering”).

Capital Share Distribution Policy

We currently intend to commence declaration and payment of regular monthly distributions commencing in June 2024, regardless of whether we have held the first closing in the Offering. However, any distributions we make will be at the sole discretion of our Board, which will consider factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board's discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC (as defined below) requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our common stockholders of at least 90% of our taxable income and tax exempt interest.

We have made no distributions for the three months ended March 31, 2024.

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

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statement of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2024 and December 31, 2023 we had aggregate unfunded commitments totaling $18.5 million and $5.6 million, respectively. See Note 7 to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On April 24, 2024, we agreed to sell Class I shares for an aggregate purchase price of $0.3 million. The purchase price per Class I share will equal our net asset value per Class I share as of the last calendar day of April 2024 (the “April NAV”), which is generally expected to be available within 20 business days after May 1, 2024. At that time, the number of Class I shares issued to each investor based on the April NAV and such investor’s subscription amount will be determined and Class I shares will be credited to the investor’s account as of May 1, 2024, the effective date of the share purchase. The offer and sale of the Class I shares was exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

The Adviser previously agreed to voluntarily waive its base management and incentive fees until the commencement of the Offering. While we have not held the initial closing of the Offering, the Adviser now intends to begin charging its base management fee on the value of our net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. The Advisor will continue to waive incentive fees until the commencement of the Offering. See Note 3 “Agreements and Related Party Transactions – Investment Advisory and Management Agreement” to our consolidated financial statements.

Beginning in June 2024, regardless of whether we have held the initial closing of the Offering, we intend to begin declaring and paying regular monthly distributions. See Note 2 “Summary of Significant Accounting Policies – Distributions” to our consolidated financial statements. Any distributions we make will be at the discretion of the Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time.

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

As of March 31, 2024, 100.0% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statement of Assets and Liabilities as of March 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	$1.6	$0.5	$1.1
Up 75 basis points	1.2	0.3	0.9
Up 50 basis points	0.8	0.2	0.6
Up 25 basis points	0.4	0.1	0.3
Down 25 basis points	(0.4)	(0.1)	(0.3)
Down 50 basis points	(0.8)	(0.2)	(0.6)
Down 75 basis points	(1.2)	(0.3)	(0.9)
Down 100 basis points	(1.6)	(0.5)	(1.1)
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and “Risk Factors”of the Pre-Effective Amendment No. 3 to our registration statement on Form N-2 filed on September 27, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and “Risk Factors” of Pre-Effective Amendment No. 3 to our registration statement on Form N-2 filed on September 27, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Item 8.01 in our Current Reports on Form 8-K filed with the SEC on January 30, 2024, February 28, 2024 and March 22, 2024 for information about unregistered sales of our equity securities during the quarter.

On April 24, 2024, we agreed to sell Class I shares for an aggregate purchase price of $0.3 million to an investor who represented it was a “non-U.S. person” pursuant to Regulation S of the Securities Act. The purchase price per Class I share will equal our April NAV, which is generally expected to be available within 20 business days after May 1, 2024. At that time, the number of Class I shares issued to each investor based on the April NAV and such investor’s subscription amount will be determined and Class I shares will be credited to the investor’s account as of May 1, 2024, the effective date of the share purchase. The offer and sale of the Class I shares was exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder. See “Recent Developments”.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Eric Hall
Eric Hall
Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2024

By:	/s/ Kirill Bouek
Kirill Bouek
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: May 13, 2024