Form 10-Q
period 2024-06-30
Crescent Private Credit Income Corp
filed 2024-08-13
CIK 1954360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the Registrant’s common stock, par value $0.01 per share outstanding at August 13, 2024 was 5,996,083 shares of Class I Common Stock ("Class I Shares").

Common shares outstanding exclude August 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

11

CRESCENT PRIVATE CREDIT INCOME CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

Table of Contents

PART I	FINANCIAL INFORMATION	4
Item 1.	Financial Statements	4
	Consolidated Statements of Assets and Liabilities as of June 30, 2024 (Unaudited) and December 31, 2023	4
	Consolidated Statements of Operations for the three and six months ended June 30, 2024 and for the period from May 5, 2023 (Commencement of Operations) through June 30, 2023 (Unaudited)	5
	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2024 and for the period from May 5, 2023 (Commencement of Operations) through June 30, 2023 (Unaudited)	6
	Consolidated Statements of Cash Flows for six months ended June 30, 2024 and for the period from May 5, 2023 (Commencement of Operations) through June 30, 2023 (Unaudited)	7
	Consolidated Schedule of Investments as of June 30, 2024 (Unaudited)	8
	Consolidated Schedule of Investments as of December 31, 2023	14
	Notes to Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46
Part II	OTHER INFORMATION	47
Item 1.	Legal Proceeding	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48

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
•
political and regulatory conditions that contribute to uncertainty and market volatility, including the upcoming U.S. presidential election and legislative, regulatory, trade and policies associated with a new administration;
•
the conflict in the Middle East;
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

PART I. Financial Information
Item 1. Financial Statements

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

	As of June 30, 2024 (Unaudited)	As of December 31, 2023
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $226,726 and $112,919, respectively)	$228,717	$114,294
Cash and cash equivalents	568	8,576
Restricted cash and cash equivalents	13,976	20,178
Interest receivable	1,676	671
Other assets	-	3
Total assets	$244,937	$143,722
Liabilities
Debt (net of deferred financing costs of $1,593 and $1,772, respectively)	$77,932	$20,728
Interest and other debt financing costs payable	1,244	177
Distribution payable	1,367	-
Payable for investments purchased	3,140	17,762
Management fees payable	334	-
Accrued expenses and other liabilities	727	1,197
Total liabilities	84,744	39,864
Commitments and Contingencies (Note 7)
Net assets
Common stock, par value $0.01 per share (300,000,000 shares authorized, 5,944,135 and 3,977,799 shares issued and outstanding, respectively)	59	40
Paid-in capital in excess of par value	151,651	99,875
Accumulated earnings	8,483	3,943
Total net assets	160,193	103,858
Total liabilities and net assets	$244,937	$143,722
Net asset value per share (Class I)	$26.95	$26.11

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Operations
(in thousands, except for per share data)
(Unaudited)

	For the three months ended June 30, 2024	For the six months ended June 30, 2024	For the period from May 5, 2023 (Commencement of Operations) through June 30, 2023
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$5,260	$9,230	$256
Paid-in-kind interest	39	39	-
Other income	128	170	-
Total investment income	5,427	9,439	256
Expenses:
Interest and other debt financing costs	1,367	2,195	-
Management fees	495	903	53
Income based incentive fees	384	686	-
Capital gains based incentive fees	(18)	51	-
Professional fees	182	435	72
Directors’ fees	50	103	41
Other general and administrative expenses	711	1,170	170
Total expenses	3,171	5,543	336
Management fees waiver	(161)	(569)	(53)
Income based incentive fees waiver	(384)	(686)	-
Capital gains based incentive fees waiver	18	(51)	-
Expense support reimbursement	(414)	(414)	-
Net expenses	2,230	3,823	283
Net investment income before taxes	3,197	5,616	(27)
Provision for excise taxes	117	117	-
Net investment income	3,080	5,499	(27)
Net realized and unrealized gains on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(219)	(219)	-
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	81	627	92
Net realized and unrealized gains on investments	(138)	408	92
Net increase in net assets resulting from operations	$2,942	$5,907	$65

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Class I Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings	Total Net Assets
Balance at December 31, 2023	3,977,799	$40	$99,875	$3,943	$103,858
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	5,499	5,499
Net realized gain (loss) on investments	-	-	-	(219)	(219)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	-	-	-	627	627
Issuance of common stock - Class I shares	1,966,336	19	51,776	-	51,795
Distributions to stockholders	-	-	-	(1,367)	(1,367)
Total increase (decrease) in net assets	1,966,336	$19	$51,776	$4,540	$56,335
Balance at June 30, 2024	5,944,135	$59	$151,651	$8,483	$160,193

	Common Stock
	Class I Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings	Total Net Assets
Balance at March 31, 2024	5,931,257	$59	$151,306	$6,908	$158,273
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	3,080	3,080
Net realized gain (loss) on investments	-	-	-	(219)	(219)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	-	-	-	81	81
Issuance of common stock - Class I shares	12,878	-	345	-	345
Distributions to stockholders	-	-	-	(1,367)	(1,367)
Total increase (decrease) in net assets	12,878	$-	$345	$1,575	$1,920
Balance at June 30, 2024	5,944,135	$59	$151,651	$8,483	$160,193

	Common Stock
	Class I Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at May 5, 2023 (Commencement of Operations)	1,000	$0	$25	$-	$25
Net increase (decrease) in net assets resulting from operations:
Net investment income/(loss)	-	-	-	(27)	(27)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	92	92
Issuance of common stock - Class I shares	1,200,000	12	29,988	-	30,000
Total increase (decrease) in net assets	1,200,000	$12	$29,988	$65	$30,065
Balance at June 30, 2023	1,201,000	$12	$30,013	$65	$30,090

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	For the six months ended June 30, 2024	For the period from May 5, 2023 (Commencement of Operations) through June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,907	$65
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(128,817)	(28,447)
Proceeds from sales of investments and principal repayments	15,178	68
Net realized (gain) loss on investments, foreign currency transactions and foreign currency forward contracts	219	-
Net change in unrealized (appreciation) depreciation on investments	(627)	(92)
Amortization of premium and accretion of discount, net	(394)	(2)
Amortization of deferred financing costs	180	-
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,005)	(188)
(Increase) decrease in other assets	3	(13)
Increase (decrease) in payable for investment purchased	(14,622)	22,987
Increase (decrease) in interest and other debt financing costs payable	1,067	-
Increase (decrease) in management fee payable	334	-
Increase (decrease) in accrued expenses and other liabilities	(470)	296
Net cash provided by (used for) operating activities	$(123,047)	$(5,326)
Cash flows from financing activities:
Proceeds from issuance of common stock	51,795	30,000
Subscriptions received in advance of due date	-	45,000
Borrowings on credit facilities	59,025	-
Repayments on credit facilities	(2,000)	-
Net cash provided by (used for) financing activities	108,820	75,000
Effect of exchange rate changes on cash denominated in foreign currency	17	-
Net increase (decrease) in cash and cash equivalents	(14,210)	69,674
Cash and cash equivalents and restricted cash, beginning of period	28,754	25
Cash and cash equivalents and restricted cash, end of period (1)	$14,544	$69,699

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$903	$-
Cash paid during the period for taxes	$110	$-
Accrued but unpaid distributions	$1,367	$-

(1) As of June 30, 2024, the cash and cash equivalents and restricted cash included cash and cash equivalents of $568 and restricted cash and cash equivalents of $13,976. As of December 31, 2023, the cash and cash equivalents and restricted cash included cash and cash equivalents of $8,576 and restricted cash and cash equivalents of $20,178.

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
AECOM Management Services (Amentum) (7)	Senior Secured First Lien Term Loan	S + 400	9.46%	01/2027	740	$729	0.5	$743
Ahead DB Holdings (7)	Senior Secured First Lien Term Loan	S + 375	9.08%	02/2031	97	97	0.1	97
Alterra Mountain Company (7)	Senior Secured First Lien Term Loan	S + 350	8.84%	07/2026	303	303	0.2	305
Brand Industrial Services (7)	Senior Secured First Lien Term Loan	S + 450	9.83%	08/2030	311	311	0.2	313
Conair (7)	Senior Secured First Lien Term Loan	S + 375	9.21%	05/2028	995	991	0.6	991
CP Atlas (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.19%	11/2027	1,244	1,232	0.8	1,216
Energy Solutions (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.09%	09/2030	733	730	0.5	739
Fairbanks Morse Defense (7)	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	10.35%	06/2028	1,015	1,003	0.6	1,019
MIWD Holdco (7)	Senior Secured First Lien Term Loan	S + 350	8.84%	03/2031	286	285	0.2	288
Parts Town (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2030	-	(1)	-	(1)
Parts Town	Unitranche First Lien Term Loan	S + 325 (100 Floor) (including 175 PIK)	10.33%	04/2030	5,204	5,191	3.2	5,198
White Cap (7)	Senior Secured First Lien Term Loan	S + 325	8.59%	10/2029	990	990	0.6	993
					11,918	11,861	7.5	11,901
Commercial and Professional Services
Brown Group Holdings (7)	Senior Secured First Lien Term Loan	S + 300	8.35%	07/2029	746	745	0.5	747
Corelogic (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.96%	06/2028	1,492	1,467	0.9	1,473
Duraserv (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2031	-	(18)	-	(18)
Duraserv (4)(5)	Senior Secured First Lien Revolver			06/2030	-	(9)	-	(9)
Duraserv	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	10.08%	06/2031	4,821	4,773	3.0	4,773
Galway (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	10.69%	09/2028	95	89	0.1	84
Galway (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	-	(50)	-	(41)
Iris Buyer LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.58%	10/2030	331	319	0.2	346
Iris Buyer LLC (4)(5)	Unitranche First Lien Revolver			10/2029	-	(12)	-	-
Iris Buyer LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.59%	10/2030	3,514	3,424	2.3	3,619
LABL Inc (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	10.44%	10/2028	995	981	0.6	984
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.33%	03/2029	2,985	2,918	1.9	3,000
Northstar (7)	Senior Secured First Lien Term Loan	S + 475	10.01%	05/2030	581	578	0.4	583
Pye Barker	Unitranche First Lien Term Loan	S + 450 (75 Floor)	9.85%	05/2031	8,755	8,755	5.5	8,755
Pye Barker (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	9.84%	05/2031	145	145	0.1	145
Pye Barker (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	9.85%	05/2030	108	108	0.1	100
Trugreen (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.44%	11/2027	1,244	1,216	0.7	1,201
Vaco Holdings (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.48%	01/2029	997	942	0.6	992
WCG/WIRB-Copernicus Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 350 (100 Floor)	8.84%	01/2027	1,485	1,466	0.9	1,487
					28,294	27,837	17.8	28,221
Consumer Discretionary Distribution and Retail
1-800 Contacts (CNT Holdings I Corp) (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.83%	11/2027	979	975	0.6	983
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	9.21%	03/2028	1,485	1,478	0.9	1,485
Les Schwab Tire (LS Group Opco Acquisition, LLC) (7)	Senior Secured First Lien Term Loan	S + 300 (75 Floor)	8.34%	11/2027	744	744	0.5	745
PetSmart (7)	Senior Secured First Lien Term Loan	S + 375	9.19%	02/2028	1,689	1,684	1.1	1,686
Savers (6)(7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	9.08%	04/2028	2,095	2,095	1.3	2,113
					6,992	6,976	4.4	7,012
Consumer Durables and Apparel
Lakeshore Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.96%	09/2028	868	861	0.5	867
					868	861	0.5	867

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Services
Ascend Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.94%	12/2028	1,492	1,485	0.9	1,493
Essential Services Holding Company (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2031	-	(4)	-	(7)
Essential Services Holding Company (4)(5)	Unitranche First Lien Revolver			06/2030	-	(5)	-	(5)
Essential Services Holding Company	Unitranche First Lien Term Loan	S + 500 (75 Floor)	10.29%	06/2031	3,792	3,754	2.3	3,754
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.08%	01/2029	2,231	2,217	1.4	2,236
Inspire Brands, Inc. (Arby’s & Buffalo Wild Wings) (7)	Senior Secured First Lien Term Loan	S + 275 (75 Floor)	8.19%	12/2027	742	736	0.5	743
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.46%	04/2028	1,008	999	0.6	1,009
Kuehg Corp (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	9.83%	06/2030	222	221	0.1	223
Mavis Tire Express Services Topco, Corp. (7)	Senior Secured First Lien Term Loan	S + 375	9.09%	05/2028	644	644	0.4	647
					10,131	10,047	6.2	10,093
Diversified Financials
Pinnacle Purchaser, LLC (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.01%	12/2029	88	84	0.1	88
Pinnacle Purchaser, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.01%	12/2029	3,607	3,575	2.3	3,607
					3,695	3,659	2.4	3,695
Energy
Brazos (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.84%	02/2030	703	701	0.4	707
TallGrass Energy (Prairie ECI) (7)	Senior Secured First Lien Term Loan	S + 475	10.09%	08/2029	1,245	1,238	0.8	1,247
					1,948	1,939	1.2	1,954
Financial Services
Acrisure (7)	Senior Secured First Lien Term Loan	S + 450	9.83%	10/2030	1,496	1,490	0.9	1,507
Blackhawk Network Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 500	10.34%	06/2025	744	741	0.5	747
LBM Acquisition (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	9.18%	05/2034	1,559	1,555	1.0	1,536
Nexus (7)	Senior Secured First Lien Term Loan	S + 450	9.84%	12/2028	1,496	1,489	0.9	1,499
					5,295	5,275	3.3	5,289
Food, Beverage and Tobacco
Primary Products (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.95%	04/2029	367	365	0.2	368
Triton Water Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.85%	03/2028	1,485	1,455	0.9	1,487
Triton Water Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	9.33%	03/2028	504	500	0.3	507
					2,356	2,320	1.4	2,362
Health Care Equipment and Services
Angels of Care	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.09%	02/2030	3,741	3,703	2.3	3,741
Angels of Care (4)(5)	Senior Secured First Lien Revolver			02/2030	-	(4)	-	-
Angels of Care (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2030	-	(4)	-	-
Aspen Dental- ADMI Corp (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.21%	12/2027	1,561	1,485	1.0	1,532
Aspen Dental- ADMI Corp (7)	Senior Secured First Lien Term Loan	S + 575 (50 Floor)	11.09%	12/2027	505	482	0.3	509
Avalign (4)(5)	Unitranche First Lien Revolver			12/2028	-	(17)	-	-
Avalign	Unitranche First Lien Term Loan	S + 362.5 (75 Floor) (including 362.5 PIK)	12.60%	12/2028	7,103	6,968	4.5	7,145
Azalea Topco (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.84%	07/2026	395	391	0.2	395
DuPage Medical Group (Midwest Physician) (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	8.85%	03/2028	1,237	1,154	0.7	1,087
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.46%	07/2028	7,469	6,915	4.4	7,095
IVX Health (8)	Unsecured Debt	1400 PIK	14.00%	06/2031	2,850	2,780	1.7	2,779
IVX Health (4)(5)	Unitranche First Lien Revolver			06/2030	-	(28)	-	(28)
IVX Health	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.58%	06/2030	6,862	6,726	4.2	6,725
Laserway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 575 (75 Floor)	11.33%	10/2027	3,271	3,236	2.1	3,285
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 475	10.06%	11/2028	1,749	1,708	1.1	1,761
MB2 Dental	Unitranche First Lien Term Loan	S + 600 (75 Floor)	11.33%	02/2031	5,531	5,476	3.5	5,641
MB2 Dental (5)	Unitranche First Lien Revolver	S + 600 (75 Floor)	11.33%	02/2031	84	81	0.1	84
MB2 Dental (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2031	-	(18)	-	38
MB2 Dental (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2031	-	(22)	-	23

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Med Parentco (7)	Senior Secured First Lien Term Loan	S + 400	9.33%	04/2031	1,257	1,251	0.8	1,258
Medical Solutions LLC (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.69%	11/2028	1,485	1,399	0.7	1,132
Medline Industries (Mozart Borrower) (7)	Senior Secured First Lien Term Loan	S + 275 (50 Floor)	8.09%	10/2028	675	666	0.4	677
MPH Acquisition (7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	9.86%	09/2028	995	968	0.5	831
Pacific Dental Services (7)	Senior Secured First Lien Term Loan	S + 325	8.58%	05/2028	745	744	0.5	747
Upstream Newco Inc (7)	Senior Secured First Lien Term Loan	S + 425	9.84%	11/2026	1,487	1,408	0.8	1,354
					49,002	47,448	29.8	47,811
Insurance
Accession Risk Management (5)	Senior Secured First Lien Delayed Draw Term Loan			10/2026	(137)	29	-	31
Accession Risk Management	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.35%	10/2026	1,561	1,548	1.0	1,569
Accession Risk Management (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.34%	11/2029	50	51	-	51
Accession Risk Management	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.00%	10/2026	559	562	0.4	562
Accession Risk Management	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.00%	10/2026	867	872	0.5	872
Accession Risk Management	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	11.00%	10/2026	1,566	1,573	1.0	1,574
Assured Partners (7)	Senior Secured First Lien Term Loan	S + 350	8.84%	01/2029	1,975	1,972	1.2	1,982
BroadStreet Partners Inc. (7)	Senior Secured First Lien Term Loan	S + 325	8.59%	06/2031	1,484	1,482	0.9	1,482
Outcomes Group Holdings Inc (7)	Unitranche First Lien Term Loan	S + 425	9.59%	05/2031	5,974	5,945	3.7	6,002
Sedgwick CMS Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 375	9.09%	02/2028	741	736	0.5	742
					14,640	14,770	9.2	14,867
Materials
Anchor Packaging LLC (7)	Senior Secured First Lien Term Loan	S + 375	9.09%	07/2029	1,250	1,246	0.8	1,252
Berlin Packaging (7)	Senior Secured First Lien Term Loan	S + 375	9.19%	05/2031	500	499	0.3	502
Chemours (6)(7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.84%	08/2028	1,456	1,442	0.9	1,452
Cornerstone (7)	Senior Secured First Lien Term Loan	S + 450	9.83%	05/2031	408	406	0.3	406
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2030	-	(10)	-	(10)
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.07%	11/2030	3,294	3,234	2.0	3,236
Novolex - Flex Acquisition Company, Inc. (7)	Senior Secured First Lien Term Loan	S + 367.5 (50 Floor)	9.12%	04/2029	1,981	1,961	1.2	1,988
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(2)	-	-
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2025	-	(1)	-	-
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.55%	12/2029	1,443	1,429	0.9	1,443
Pegasus Steel	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.55%	01/2031	1,545	1,524	1.0	1,545
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	(3)	-	-
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 375	9.19%	08/2026	462	451	0.3	447
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 350	8.96%	08/2026	742	728	0.4	718
Resonetics (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	9.08%	06/2031	164	164	0.1	165
					13,245	13,067	8.2	13,144
Media and Entertainment
Authentic Brands Group - ABG (7)	Senior Secured First Lien Term Loan	S + 275	8.08%	12/2028	623	621	0.4	625
C4 Analytics	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.82%	05/2030	7,400	7,327	4.6	7,328
C4 Analytics (5)	Senior Secured First Lien Revolver	P + 450 (100 Floor)	13.00%	05/2030	375	368	0.2	368
C4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2026	-	(9)	-	(18)
GoodRx	Senior Secured First Lien Term Loan	S + 375	9.09%	06/2029	837	829	0.5	832
Red Ventures, LLC (7)	Senior Secured First Lien Term Loan	S + 300	8.34%	03/2030	1,486	1,480	0.9	1,471
Yahoo/Verizon Media (7)	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	10.96%	09/2027	986	967	0.5	867
					11,707	11,583	7.1	11,473
Pharmaceuticals, Biotechnology and Life Sciences
Parexel (Phoenix Newco, Inc.) (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.71%	11/2028	1,476	1,469	0.9	1,480
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 625 (75 Floor)	11.51%	12/2029	3,358	3,281	2.1	3,425
WCT Group Holdings, LLC (5)	Unitranche First Lien Revolver	S + 625 (75 Floor)	11.60%	12/2029	114	104	0.1	114
					4,948	4,854	3.1	5,019
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Real Estate Management and Development
Belfor Holdings Inc (7)	Senior Secured First Lien Term Loan	S + 375	9.09%	10/2030	313	310	0.2	315
Chamberlain Group (Chariot Buyer) (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.71%	11/2028	1,484	1,460	0.9	1,485
Cushman Wakefield	Senior Secured First Lien Term Loan	S + 375	9.09%	01/2030	310	310	0.2	312
					2,107	2,080	1.3	2,112
Software and Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	10.33%	08/2028	1,464	1,452	0.9	1,475
Advantage Sales (7)	Senior Secured First Lien Term Loan	S + 425	9.82%	10/2027	380	380	0.2	371
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 425	9.69%	08/2028	1,982	1,930	1.2	1,970
Barracuda (7)	Senior Secured First Lien Term Loan	S + 450	9.81%	08/2029	1,496	1,496	0.9	1,496
Cloud Software (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	9.83%	03/2029	808	803	0.5	811
Cloud Software (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	9.33%	03/2029	1,643	1,587	1.0	1,644
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	11.57%	12/2028	163	160	0.1	163
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.58%	12/2028	5,661	5,605	3.5	5,661
Cotiviti Holdings (7)	Senior Secured First Lien Term Loan	S + 325	8.58%	02/2031	2,290	2,284	1.4	2,291
DS Admiral	Senior Secured First Lien Term Loan	S + 425	9.59%	06/2031	1,245	1,233	0.8	1,234
Endure Digital (Endurance Intl) (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.94%	02/2028	987	943	0.6	919
Ensono (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.46%	05/2028	997	972	0.6	991
Enverus (4)(5)	Unitranche First Lien Revolver			12/2029	-	(5)	-	1
Enverus (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	(3)	-	1
Enverus	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.84%	12/2029	4,429	4,369	2.8	4,440
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(11)	-	-
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 600 (75 Floor)	11.33%	09/2030	4,478	4,374	2.9	4,567
Fortress	Senior Secured First Lien Term Loan	S + 400	9.32%	05/2031	550	547	0.3	551
Granicus, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			01/2031	-	(5)	-	(1)
Granicus, Inc. (5)	Unitranche First Lien Revolver	P + 425 (100 Floor)	12.75%	01/2031	9	4	-	3
Granicus, Inc.	Unitranche First Lien Term Loan	S + 350 (100 Floor) (including 225 PIK)	11.08%	01/2031	3,895	3,861	2.4	3,885
Isolved (7)	Senior Secured First Lien Term Loan	S + 350	8.84%	10/2030	998	996	0.6	1,001
Micro Holdings (7)	Senior Secured First Lien Term Loan	S + 425	9.59%	05/2028	2,232	2,179	1.4	2,232
Milano Acquisition Corp (Gainwell) (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.43%	10/2027	2,229	2,177	1.4	2,165
Planview (7)	Senior Secured First Lien Term Loan	S + 375	9.09%	12/2027	534	533	0.3	534
RealPage, Inc. (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	8.46%	04/2028	1,485	1,460	0.9	1,446
Red Planet (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.94%	10/2028	1,244	1,226	0.8	1,207
Rocket Software (7)	Senior Secured First Lien Term Loan	S + 475	10.09%	11/2028	1,488	1,474	0.9	1,496
Sovos Compliance (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	9.96%	08/2028	995	989	0.6	989
UKG (7)	Senior Secured First Lien Term Loan	S + 325	8.58%	02/2031	42	42	-	42
					43,724	43,052	27.0	43,585
Telecommunication Services
CCI Buyer (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.33%	12/2027	1,492	1,487	0.9	1,496
					1,492	1,487	0.9	1,496
Utilities
Granite Energy LLC (7)	Senior Secured First Lien Term Loan	S + 375 (100 Floor)	9.21%	11/2026	1,226	1,217	0.8	1,227
					1,226	1,217	0.8	1,227

Total Debt Investments United States					213,588	$210,333	132.1%	$212,128

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Commercial and Professional Services
Iris Buyer LLC	Common Stock				192	193	0.1	204
Iris Buyer LLC	Common Stock				192,308	-	-	28
					192,500	193	0.1	232
Health Care Equipment and Services
IVX Health	Common Stock				880	880	0.5	880
					880	880	0.5	880
Pharmaceuticals, Biotechnology and Life Sciences
WCT Group Holdings, LLC	Common Stock				118	1,176	0.7	1,193
					118	1,176	0.7	1,193

Total Equity Investments United States					193,498	$2,249	1.3%	$2,305
Netherlands
Debt Investments
Commercial and Professional Services
Playgreen (6)	Unitranche First Lien Term Loan	E + 625	9.90%	04/2031	3,069	2,977	1.9	2,985
Playgreen (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 625	9.90%	04/2028	102	-	-	(42)
Van Der Steen (6)	Unitranche First Lien Term Loan	E + 600	9.84%	05/2031	3,524	3,428	2.1	3,427
Van Der Steen (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 600	9.84%	05/2031	79	(33)	-	(32)
					6,774	6,372	4.0	6,338
Financial Services
Hunter Douglas (6)(7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.84%	02/2029	1,492	1,478	0.9	1,485
					1,492	1,478	0.9	1,485
Total Debt Investments Netherlands					8,266	7,850	4.9	7,823
New Zealand
Debt Investments
Software & Services
Pushpay USA Inc. (4)(5)(6)	Unitranche First Lien Revolver			05/2030	-	(10)	-	(4)
Pushpay USA Inc. (6)	Unitranche First Lien Term Loan	S + 675 (75 Floor)	12.23%	05/2030	5,530	5,382	3.5	5,529
Total Debt Investments New Zealand					5,530	5,372	3.5	5,525
United Kingdom
Debt Investments
Commercial and Professional Services
Ineos Quattro (6)(7)	Senior Secured First Lien Term Loan	S + 425	9.69%	04/2029	443	434	0.3	443
					443	434	0.3	443
Media and Entertainment
Stubhub (6)(7)	Senior Secured First Lien Term Loan	S + 475	10.09%	03/2030	493	488	0.3	493
					493	488	0.3	493
Total Debt Investments United Kingdom					936	922	0.6	936
Total Investments						$226,726	142.4%	$228,717
Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents				548	548	0.3	548
Goldman Sachs FS Government Fund	Cash Equivalents				13,976	13,976	8.7	13,976
Cash Equivalents Total						$14,524	9.0%	$14,524
Investments and Cash Equivalents Total						$241,250	151.4%	$243,241

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of June 30, 2024, the reference rates for the Company’s variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $160,193 as of June 30, 2024.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	8.50%	-	-	-	-
SOFR (“S”)		5.34%	5.32%	5.25%	5.04%
EURIBOR (“E”)		3.63%	3.71%	3.68%	3.58%
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
(6)
Investment is not a qualifying asset as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 7.3% as of June 30, 2024.
(7)
This investment is valued using observable inputs and is considered a Level 2 investment per FASB guidance under ASC 820. See Note 5 for further information related to investments at fair value.
(8)
Fixed rate investment.

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
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

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
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

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
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

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
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

June 30, 2024
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

On May 3, 2023, Crescent Capital Group LP, an affiliate of the Adviser (“Crescent”), purchased 1,000 Common Shares for $25, or $25.00 per share.

On May 5, 2023, Sun Life Assurance Company of Canada (“Sun Life Assurance”), an affiliate of Sun Life Financial Inc., a majority owner of the Company (“Sun Life”) made a $150,000 capital commitment to the Company. On May 5, 2023, the Company received capital call proceeds totaling $30,000 from Sun Life Assurance. In June 2023, Sun Life Assurance subsequently transferred its remaining undrawn commitment totaling $120,000 to BK Canada Holdings Inc. (“BK Canada”), an affiliate of Sun Life, pursuant to a transfer agreement among Sun Life Assurance, BK Canada and the Company. As of June 30, 2024, the Company received all $120,000 of remaining capital commitment proceeds from BK Canada.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, the Company had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company's organization. Organization expenses will be paid by the Adviser until the commencement of the Company’s anticipated public offering of its Common Shares (the “Offering”). The Company’s obligation to reimburse the Adviser for organizational expenses paid on its behalf is contingent upon the commencement of the Offering. Subsequent to the commencement of the Offering, any organization expenses incurred by the Company, including the reimbursements to the Adviser, will be expensed as incurred. The Company’s reimbursement of organization expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement (as defined below). As of June 30, 2024 and December 31, 2023, the Adviser accrued or paid organization expenses of $1,546 on behalf of the Company.

Offering Expenses

The Company's offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company's registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses will be incurred by the Adviser until the commencement of the Offering. The Company’s obligation to reimburse the Adviser for offering expenses paid on its behalf is contingent upon the commencement of the Offering. Subsequent to the commencement of the Offering, any offering expenses incurred by the Company, including reimbursements to the Adviser, will be recorded as deferred offering costs on the consolidated statements of assets and liabilities and then subsequently amortized to expenses on the Company's consolidated statement of operations over 12 months. The Company’s reimbursement of offering expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement (as defined below). As of June 30, 2024 and December 31, 2023, the Adviser accrued or paid offering expenses of $3,327 and $2,667, respectively, on behalf of the Company.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2024 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

For the three and six months ended June 30, 2024, the Company incurred administrative services expenses of $520 and $838, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the period from May 5, 2023 (commencement of operations) through June 30, 2023, the Company incurred administrative services expenses of $122, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $328 and $697, respectively, were payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Investment Advisory and Management Agreement

On May 3, 2023, the Company entered into an investment advisory and management agreement with the Adviser (the “Investment Advisory and Management Agreement”). Under the terms of the Investment Advisory and Management Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory and Management Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory and Management Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below. The Adviser waived its base management fee from inception through April 30, 2024 and began charging its base management fee on the value of the Company’s net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. The Advisor voluntarily agreed to waive incentive fees until the initial closing of the Offering.

Base Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee under the Investment Advisory and Management Agreement, net assets means the Company's total net assets, determined on a consolidated basis in accordance with GAAP, and appropriately adjusted for any share issuances or repurchases during the current calendar month. For example, assuming there were 30 days in a calendar month, if we sold shares on the first day of the month, our net asset value for such month would give effect to the net proceeds of the issuance for the 30 days of the month during which the additional shares were outstanding. If we repurchased shares on the 25th day of the month, our net asset value for such month would give effect to the repurchase for the five days of the month during which such shares were no longer outstanding. For the first calendar month in which the Company had operations, May 2023, net assets were measured as the beginning net assets as of the effective date of the initial Investment Advisory and Management Agreement.

For the three and six months ended June 30, 2024, the Company incurred management fees of $495 and $903, of which $161 and $569, respectively, were voluntarily waived by the Adviser. For the period from May 5, 2023 (commencement of operations) through June 30, 2023, the Company incurred management fees of $53, of which $53 was waived. As of June 30, 2024 and December 31, 2023, $334 and $0 management fees, respectively, were unpaid.

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

For the purposes of calculating the incentive fee under the Investment Advisory and Management Agreement, these calculations are appropriately prorated and adjusted for any share issuances or repurchases during the relevant quarter, if applicable. For example, assuming there were 90 days in a calendar quarter, if we sold shares on the 31st day of the quarter, our pre-incentive fee net investment income returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, for such quarter would give effect to the net proceeds of the issuance for the 60 days of the quarter during which the additional shares were outstanding. If we repurchased shares on the 85th day of the quarter, our pre-incentive fee net investment income returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, for such quarter would give effect to the repurchase for the five days of the month during which such shares were no longer outstanding.

For the three and six months ended June 30, 2024, the Company incurred income incentive fees of $384 and $686, respectively, all of which were voluntarily waived by the Adviser. For the period from May 5, 2023 (commencement of operations) through

June 30, 2023, the Company incurred no income incentive fees. As of June 30, 2024 and December 31, 2023, no income incentive fees were unpaid.

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

For the three and six months ended June 30, 2024, the Company recorded GAAP incentive fees of $(18) and $51, respectively. Because the Adviser has agreed to voluntarily waive all incentive fees through the initial closing of the Offering, for the three and six months ended June 30, 2024, the Company recorded a corresponding waiver of GAAP incentive fees of $18 and $(51), respectively. For the period from May 5, 2023 (commencement of operations) through June 30, 2023, the Company incurred no GAAP incentive fees. As of June 30, 2024 and December 31, 2023, no GAAP incentive fees remain outstanding.

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

Eligibility to receive the stockholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the stockholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the stockholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The stockholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. For the three and six months ended June 30, 2024, the Company has not incurred any expenses in connection with the Intermediary Manager Agreement.

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

The Expense Support Agreement provides that no Reimbursement Payment will be made for any calendar month if: (1) the annualized rate (based on a 365-day year) of regular cash distributions per share of common stock declared by the Company exclusive of returns of capital, distribution rate reductions due to distribution and stockholder fees, and any declared special dividends or distributions (the “Effective Rate of Distributions Per Share”) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing Operating Expenses (as defined below), less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the operating costs and expenses incurred, as determined in accordance with GAAP.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
May 31, 2024	$217	$-	$-	$217	1.66%	7.17%	5/31/2027
June 30, 2024	$197	$-	$-	$197	1.45%	7.09%	6/30/2027

(1) In accordance with the Expense Support and Conditional Reimbursement Agreement, the ratio of operating expenses excludes organization and offering expenses, stated interest expense, any base management fee and any incentive fee.

(2) The effective rate of distribution per share is the (a) annualized regular cash distributions per share, exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any, (b) divided by the prior month’s NAV per share.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated, non-controlled, affiliated or controlled affiliated, investments.

Investments at fair value consisted of the following (in thousands):

	As of June 30, 2024			As of December 31, 2023
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$138,171	$138,708	$537	$81,687	$82,558	$871
Unitranche First Lien	83,526	84,925	1,399	29,862	30,367	505
Unsecured Debt	2,780	2,779	(1)	-	-	-
Equity	2,249	2,305	56	1,370	1,369	(1)
Total Investments	$226,726	$228,717	$1,991	$112,919	$114,294	$1,375

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of June 30, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
Software and Services	$56,788	24.8%	32,605	28.5%
Health Care Equipment and Services	48,691	21.3	18,607	16.3
Commercial and Professional Services	35,234	15.4	11,991	10.5
Insurance	14,867	6.5	4,007	3.5
Materials	13,144	5.7	10,045	8.8
Capital Goods	11,901	5.2	3,515	3.1
Consumer Services	10,093	4.4	4,249	3.7
Consumer Discretionary Distribution and Retail	7,012	3.1	6,412	5.6
Financial Services	6,774	3.0	2,251	2.0
Pharmaceuticals, Biotechnology and Life Sciences	6,212	2.7	5,585	4.9
Media and Entertainment	4,288	1.9	4,451	3.9
Diversified Financials	3,695	1.6	3,673	3.2
Food, Beverage and Tobacco	2,362	1.0	1,481	1.3
Real Estate Management and Development	2,112	0.9	1,825	1.6
Energy	1,954	0.9	1,499	1.3
Telecommunication Services	1,496	0.7	-	-
Utilities	1,227	0.5	1,225	1.1
Consumer Durables and Apparel	867	0.4	873	0.7
Total Investments	$228,717	100.0%	$114,294	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of June 30, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
United States	$214,434	93.8%	$108,570	95.0%
Netherlands	7,822	3.4	-	-
New Zealand	5,525	2.4	5,724	5.0
United Kingdom	936	0.4	-	-
Total Investments	$228,717	100.0%	$114,294	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$101,177	$37,531	$138,708
Unitranche First Lien	—	6,002	78,923	84,925
Unsecured Debt	—	—	2,779	2,779
Equity	—	—	2,305	2,305
Total Investments	$—	$107,179	$121,538	$228,717

The following table presents fair value measurements of investments as of December 31, 2023 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$67,909	$14,649	$82,558
Unitranche First Lien	—	—	30,367	30,367
Equity	—	—	1,369	1,369
Total Investments	$—	$67,909	$46,385	$114,294

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2024, based off of the fair value hierarchy as of June 30, 2024 and as of December 31, 2023 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unsecured Debt	Equity	Total
Balance as of December 31, 2023	$14,649	$30,367	$-	$1,369	$46,385
Amortized discounts/premiums	43	45	-	-	88
Paid in-kind interest	-	-	-	-	-
Net realized gain (loss)	5	31	-	-	36
Net change in unrealized appreciation (depreciation)	286	839	-	56	1,181
Purchases	27,433	48,311	2,779	880	79,403
Sales/principal repayments/paydowns	(2,547)	(670)	-	-	(3,217)
Transfers out	(2,338)	-	-	-	(2,338)
Balance as of June 30, 2024	$37,531	$78,923	$2,779	$2,305	$121,538
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$286	$839	$(1)	$56	$1,180

During the six months ended June 30, 2024, the Company recorded $2,338 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

	Senior Secured First Lien	Unitranche First Lien	Unsecured Debt	Equity	Total
Balance as of May 5, 2023 (Commencement of Operations)	$-	$-	$-	$-	$-
Net change in unrealized appreciation (depreciation)	15	-	-	-	15
Purchases	1,793	5,391	-	-	7,184
Sales/return of capital/principal repayments/paydowns	(5)	-	-	-	(5)
Balance as of June 30, 2023	$1,803	$5,391	$-	$-	$7,194
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2023	$15	$-	$-	$-	$15

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of June 30, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$21,303	Discounted Cash Flows	Discount Rate	10.3%	-	13.2%	(10.9%)
	4,659	Transactions Precedent	Transaction Price			N/A
	11,569	Broker Quoted	Broker Quote			N/A
	$37,531

Unitranche First Lien	$78,836	Discounted Cash Flows	Discount Rate	8.6%	-	12.2%	(10.7%)
	87	Broker Quoted	Broker Quote			N/A
	$78,923

Unsecured Debt	$2,779	Discounted Cash Flows	Discount Rate	14.6%	-	14.6%	(14.6%)
	$2,779

Equity	2,305	Enterprise Value	Comparable EBITDA Multiple	13.0x	-	28.2x	(23.2x)
	$2,305

Total	$121,538

Security Type	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$5,103	Discounted Cash Flows	Discount Rate	6.5%	-	11.2%	(9.8%)
	9,546	Broker Quoted	Broker Quote			N/A
	$14,649

Unitranche First Lien	$30,367	Discounted Cash Flows	Discount Rate	11.2%	-	12.2%	(11.7%)
	$30,367

Equity	1,369	Enterprise Value	Comparable EBITDA Multiple	13.0x	-	21.4x	(20.2x)
	$1,369

Total	$46,385

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

Note 6. Debt

Debt consisted of the following:

($ in thousands)	As of June 30, 2024				As of December 31, 2023
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)(3)
JPM Funding Facility	$150,000	$79,525	$70,475	$79,525	$150,000	$22,500	$127,500	$22,500
(1)
The amount available is subject to any limitations related to the credit facility borrowing base.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of June 30, 2024 and December 31, 2023, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2024 was 10.19%. The weighted average borrowing outstanding for the six months ended June 30, 2024 was $43,065.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of June 30, 2024 and December 31, 2023, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of June 30, 2024 and December 31, 2023, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the JPM Funding Facility were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility on a straight-line basis. As of June 30, 2024 and December 31, 2023, deferred financing costs related to the JPM Funding Facility were $1,593 and $1,772, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the JPM Funding Facility were as follows (in thousands):

($ in thousands)	For the three months ended	For the six months ended
	June 30, 2024	June 30, 2024
Borrowing interest expense	$1,131	$1,701
Unused facility fees	70	162
Amortization of financing costs	90	180
Administrative fee	76	152
Total interest and other debt financings costs	$1,367	$2,195
Weighted average outstanding balance	$57,695	$43,065

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of June 30, 2024		As of December 31, 2023
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment	Commitment Expiration Date (1)	Unfunded Commitment
Accession Risk Management (5)	Delayed Draw Term Loan	10/30/2026	$215	10/30/2026	$1,165
Accession Risk Management (5)	Delayed Draw Term Loan	11/1/2029	79	-	-
Angels of Care (2)	Revolver	2/11/2030	400	-	-
Angels of Care (3)	Delayed Draw Term Loan	2/11/2030	850	-	-
Avalign (2)	Revolver	12/20/2028	921	-	-
Concord III, LLC (2)	Revolver	12/20/2028	163	12/20/2028	325
C4 Analytics (2)	Revolver	5/14/2030	375	-	-
C4 Analytics (3)	Delayed Draw Term Loan	5/14/2026	1,850	-	-
Duraserv (2)	Delayed Draw Term Loan	6/10/2026	1,786	-	-
Duraserv (2)	Revolver	6/10/2030	893	-	-
Enverus (2)	Revolver	12/24/2029	338	12/24/2029	338
Enverus (3)	Delayed Draw Term Loan	12/24/2029	222	12/22/2025	222
Essential Services Holding Company (3)	Delayed Draw Term Loan	6/18/2026	744	-	-
Essential Services Holding Company (2)	Revolver	6/17/2030	465	-	-
Evergreen IX Borrower 2023, LLC (2)	Revolver	9/29/2029	500	9/29/2029	500
Formulations Parent Corporation (2)	Revolver	11/15/2030	550	11/15/2029	550
Galway (2)	Revolver	9/30/2028	597	-	-
Galway (2)	Delayed Draw Term Loan	9/30/2028	5,494	-	-
Granicus, Inc. (2)	Delayed Draw Term Loan	1/17/2031	579	-	-
Granicus, Inc. (2)	Revolver	1/17/2031	539	-	-
Iris Buyer LLC (3)	Delayed Draw Term Loan	10/2/2030	172	3/29/2025	431
Iris Buyer LLC (2)	Revolver	10/2/2029	505	10/2/2029	505
IVX Health (2)	Revolver	6/7/2030	1,408	-	-
MB2 Dental (2)	Revolver	2/13/2031	299	-	-
MB2 Dental (3)	Delayed Draw Term Loan	2/13/2031	1,920	-	-
MB2 Dental (3)	Delayed Draw Term Loan	2/13/2031	1,151	-	-
Online Labels Group, LLC (2)	Revolver	12/19/2029	200	12/19/2029	200
Online Labels Group, LLC (3)	Delayed Draw Term Loan	12/19/2029	175	12/19/2025	175
Online Labels Group, LLC (3)	Delayed Draw Term Loan	12/19/2029	175	12/19/2025	175
Parts Town (3)	Delayed Draw Term Loan	4/16/2026	418	-	-
Pegasus Steel (2)	Delayed Draw Term Loan	1/19/2031	451	-	-
Pinnacle Purchaser, LLC (2)	Revolver	12/29/2029	288	12/28/2029	288
Playgreen (4)	Delayed Draw Term Loan	4/26/2028	1,432	-	-
Pushpay USA Inc. (2)	Revolver	5/10/2029	429	5/10/2030	429
Pye Barker (2)	Delayed Draw Term Loan	12/1/2025	233	-	-
Pye Barker (2)	Revolver	5/24/2030	758	-	-
Van Der Steen (2)	Delayed Draw Term Loan	5/7/2028	1,098	-	-
WCT Group Holdings, LLC (2)	Revolver	12/12/2029	343	12/12/2029	320
Total			$29,015		$5,623
(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Investment pays 0.50% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.
(3)
Investment pays 1.00% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.
(4)
Investment pays 1.50% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.
(5)
Investment pays 2.00% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.

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

The Adviser has agreed to bear certain expenses through the date on which the Company commences the Offering. The Company will be obligated to reimburse the Adviser for such advanced expenses upon commencing the Offering and the Adviser requesting reimbursement of these expenses paid pursuant to the Expense Support Agreement. The total organization expenses incurred as of June 30, 2024 and December 31, 2023 were $1,546, all of which have been borne by the Adviser. The total offering expenses incurred as of June 30, 2024 and December 31, 2023, were $3,327 and $2,667, respectively, all of which have been borne by the Adviser.

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

As of June 30, 2024, pursuant to subscription agreements entered into between the Company and Crescent Capital, Sun Life, BK Canada, Scotia Private Credit Pool ("Scotia") and Crescent, the Company issued approximately 5,944,135 of its Class I shares and raised gross proceeds of approximately $151,820 since inception.

Net Asset Value per Share and Offering Price

The following table summarizes each month-end NAV per share for Class I shares of beneficial interest during the six months ended June 30, 2024. As of June 30, 2024, the Company had not sold any of its Class S shares or Class D shares.

Date	Class I NAV Per Share
January 31, 2024	$ 26.24
February 29, 2024	26.45
March 31, 2024	26.68
April 30, 2024	26.79
May 31, 2024	27.09
June 30, 2024	26.95

Distributions

The Company declared monthly regular and special distributions for its Class I shares. The following table presents the monthly regular and special distributions that were declared and payable during the six months ended June 30, 2024.

			Class I Distribution
Record Date	Declaration Date	Payment Date	Per Share	Amount
June 30, 2024	June 26, 2024	July 26, 2024	$0.1600	$951
June 30, 2024	June 26, 2024	July 26, 2024	$0.0700	$416	(1)
			$0.2300	$1,367

(1) Represents a special distribution

See Note 11 for subsequent events relating to regular and special distributions declared by the Company.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan pursuant to which stockholders will have their cash distributions automatically reinvested in additional shares of the Company's same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who have not opted out of the Company’s distribution reinvestment plan (or, in the case of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington stockholders and clients of participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, opted to participate in such plan), will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating stockholder’s account to three decimal places.

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

Note 9. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the Six Months Ended June 30, 2024 (6)	For the period from May 5, 2023 (Commencement of Operations) through June 30, 2023 (6)
Per Share Data:
Net asset value, beginning of period	$26.11	$25.00
Net investment income (1)	1.01	(0.02)
Net realized and unrealized gains on investments(1)(2)	0.06	0.07
Net increase in net assets resulting from operations	1.07	0.05
Distributions declared from net investment income(2)	(0.23)	-
Total increase (decrease) in net assets	0.84	0.05
Net asset value, end of period	$26.95	$25.05
Shares outstanding, end of period	5,944,135	1,201,000
Weighted average shares outstanding	5,461,695	1,201,000
Total return based on net asset value (3)	4.10%	0.20%
Ratio/Supplemental Data:
Net assets, end of period	$160,193	$30,090
Ratio of total net expenses (excluding expense support) to average net assets(4)(5)(7)	6.01%	5.83%
Ratio of net expenses (excluding expense support and without incentive fees and interest and other debt expenses) to average net assets (6)(7)	2.52%	5.83%
Ratio of net investment income to average net assets(7)	7.75%	(0.56)%
Ratio of interest and credit facility expenses to average net assets(7)	3.03%	n/a
Portfolio turnover	9.17%	0.24%
Asset coverage ratio	298%	n/a
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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive the management, income and capital gains incentive fees. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets would have been 7.81% for the six months ended June 30, 2024.
(6)
Net asset information presented is related to Class I shares.
(7)
Annualized.

Note 10. Income Taxes

For the three and six months ended June 30, 2024, the Company recognized $117 of excise taxes related to its status as a RIC. For the period from May 5, 2023 (commencement of operations) through June 30, 2023, the Company recognized no excise taxes related to its status as a RIC. As of June 30, 2024, and December 31, 2023, $117 and $110 of accrued excise taxes remained payable, respectively.

For the three and six months ended June 30, 2024, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of June 30, 2024 and December 31, 2023, no deferred tax assets or liabilities were recorded on the Consolidated Statements of Assets and Liabilities.

The Company's aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

	As of June 30, 2024	As of December 31, 2023
Tax Cost	$226,726	$141,673
Gross Unrealized Appreciation	$2,856	$1,436
Gross Unrealized Depreciation	(865)	(61)
Net Unrealized Investment Appreciation (Depreciation)	$1,991	$1,375

Note 11. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of June 30, 2024.

On July 1, 2024, the Company issued 51,948 Class I shares for an aggregate purchase price of $1,400 to Scotia. The purchase price per Class I share was $26.95, which was the Company’s net asset value per Class I share as of June 30, 2024. The offer and sale of the Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

On July 26, 2024, the Company announced the declaration of $0.16 per share regular and $0.07 per share special distributions for its Class I shares. The distributions for Class I shares are payable to shareholders of record as of the open of business on July 31, 2024 and will be paid on or about August 27, 2024. The distributions will be paid in cash or reinvested in the Class I shares for stockholders participating in the Company’s distribution reinvestment plan.

On August 1, 2024, the Company held the first closing in the Offering pursuant to its Registration Statement on Form N-2 (File No. 333-268622) that was declared effective by the SEC on September 29, 2023. In connection with such closing, the Company received $7,375 in subscriptions from a third party unaffiliated investor. The purchase price per Class I share will equal the Company’s net asset value per Class I share as of the last calendar day of August 2024 (the “August NAV”), which is generally expected to be available within 20 business days after August 1, 2024. At that time, the number of Class I shares issued to each investor based on the August NAV and such investor’s subscription amount will be determined and Class I shares will be credited to the investor’s account as of the effective date of the share purchase, August 1, 2024.

As previously disclosed, on July 30, 2024, the stockholders of the Company, by unanimous written consent in lieu of a special meeting of stockholders, approved an amendment and restatement of the Company’s Second Articles of Amendment and Restatement (as amended and restated, the “Third Articles of Amendment and Restatement”) previously adopted by the Board in response to comments issued by state securities regulators in connection with their review of the Offering. The Third Articles of Amendment and Restatement, among other things, provide that: (1) Class D shares and Class S shares will convert automatically to Class I shares if the Company (A) merges or consolidates with or (B) sells all or substantially all of its assets to an entity that has shares listed on a national securities exchange; (2) any amendment to the Third Articles of Amendment and Restatement or Second Amended and Restated Bylaws (as defined below) that materially alters or changes the powers, preferences or special rights of the Common Shares so as to adversely affect them shall be approved by stockholders entitled to cast a majority of all the votes entitled to be cast on a matter; (3) the Adviser or the Board, as applicable, may not cause the merger or similar reorganization of the Company without stockholder approval except in a merger of a wholly owned subsidiary corporation with or into its parent corporation in accordance with Section 3-106 of the Maryland General Corporation Law; and (4) the standards applicable to indemnification of an independent director of the Company shall also apply to any person acting as a broker/dealer on behalf of the Company. On August 1, 2024, the Company filed its Third Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland and the amendment became effective immediately upon filing.

As previously disclosed, effective July 30, 2024, the Board amended and restated the Company’s Amended and Restated Bylaws (as amended and restated, the “Second Amended and Restated Bylaws”) in response to comments issued by state securities regulators in connection with their review of the Offering. The Second Amended and Restated Bylaws, among other things, provides that: (1) all compensation arrangements between the Company and its directors, for activity as it relates to their position as directors, shall be approved by a majority of directors, including a majority of independent directors; and (2) each committee of the Board shall be comprised of a majority of independent directors.

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

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of June 30, 2024		As of December 31, 2023
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$138.7	60.7%	$82.6	72.3%
Unitranche First Lien	84.9	37.1	30.3	26.5
Unsecured Debt	2.8	1.2	-	-
Equity	2.3	1.0	1.4	1.2
Total Investments	$228.7	100.0%	$114.3	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended	For the six months ended	For the period from May 5, 2023 (Commencement of Operations) through
	June 30, 2024	June 30, 2024	June 30, 2023
New investments at cost:
Senior Secured First Lien	$33.5	$70.8	$23.1
Unitranche First Lien	37.5	54.3	5.4
Unsecured Debt	2.8	2.8	—
Equity	0.9	0.9	—
Total Investments	$74.7	$128.8	$28.5
Proceeds from investments sold or repaid:
Senior Secured First Lien	$10.1	$14.5	$0.1
Unitranche First Lien	0.3	0.7	—
Total Proceeds	$10.4	$15.2	$0.1
Net increase (decrease) in portfolio	$64.3	$113.6	$28.4

The following table presents certain selected information regarding our investment portfolio:

	As of June 30, 2024	As of December 31, 2023
Weighted average yield on income producing securities (at cost) (1)	10.9%	10.7%
Percentage of debt bearing a floating rate (at fair value)	98.8%	100.0%
Percentage of debt bearing a fixed rate (at fair value)	1.2%	0.0%
Number of portfolio companies	117	69

(1) Includes performing debt and other income producing investments (excluding investments on non-accrual). As of June 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities.

($ in millions)	As of June 30, 2024				As of December 31, 2023
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$224.5	100.0%	$226.4	100.0%	$111.5	100.0%	$112.9	100.0%
Non-Accrual	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$224.5	100.0%	$226.4	100.0%	$111.5	1.00	$112.9	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, we had no investments on non-accrual status.

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

($ in millions)	As of June 30, 2024		As of December 31, 2023
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$-	-%	$-	-%
2	228.7	100.0	114.3	100.0
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-
Total	$228.7	100.0%	$114.3	100.0%

RESULTS OF OPERATIONS

Summarized statement of operations

Operating results were as follows:

($ in millions)	For the three months ended June 30, 2024	For the six months ended June 30, 2024	For the period from May 5, 2023 (Commencement of Operations) through June 30, 2023
Total investment income	$5.4	$9.4	$0.3
Total net expenses	2.4	3.9	0.3
Net investment income	$3.0	$5.5	$0.0
Net realized gains (losses) on investments	(0.2)	(0.2)	-
Net unrealized gains (losses) on investments	0.1	0.6	0.1
Net realized and unrealized gains (losses)	$(0.1)	$0.4	$0.1
Net increase (decrease) in net assets resulting from operations	$2.9	$5.9	$0.1
Total investment income

For the three and six months ended June 30, 2024, total investment income, which includes interest income and accretion of OID, was $5.4 million and $9.4 million, respectively. For the period from May 5, 2023 (commencement of operations) through June 30, 2023, total investment income, which includes interest income and accretion of OID, was $0.3 million. We expect total investment income to continue to increase with the growing portfolio.

Total net expenses

For the three and six months ended June 30, 2024, total net expenses, including the impact of the fee waivers and expense support, were $2.4 million and $3.9 million, respectively. For the period from May 5, 2023 (commencement of operations) through June 30, 2023, total net expenses, including the impact of the fee waivers and expense support, were $0.3 million. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Net investment income

For the three and six months ended June 30, 2024, net investment income was $3.0 million and $5.5 million, respectively. For the period from May 5, 2023 (commencement of operations) through June 30, 2023, net investment income was $0.0 million. Net investment income can vary substantially from period to period due to various factors including net deployment, credit facility usage and market base rates.

Net realized and unrealized gains (losses) on investments

For the three and six months ended June 30, 2024, we recorded net realized and unrealized appreciation (depreciation) on investments of $(0.1) million and $0.4 million, respectively. For the period from May 5, 2023 (commencement of operations) through June 30, 2023, we recorded net unrealized appreciation on investments of $0.1 million. The change in net unrealized gains on investments is primarily driven by the performance of investment portfolio.

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

As of June 30, 2024 and December 31, 2023, we had $14.5 and $28.8 million in cash and cash equivalents and $70.5 and $127.5 million of undrawn capacity on our JPM Funding Facility (as defined below) respectively, subject to borrowing base and other limitations. As of June 30, 2024, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of June 30, 2024, we were in compliance with our asset coverage requirements under the Investment Company Act. In addition, we were in compliance with all the financial covenant requirements of our JPM Funding Facility as of June 30, 2024. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

($ in millions)	As of June 30, 2024				As of December 31, 2023
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)
JPM Funding Facility	$150.0	$79.5	$70.5	$79.5	$150.0	$22.5	$127.5	$22.5

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2024 was 10.19%. The weighted average debt of the borrowings outstanding for the six months ended June 30, 2024 was $43.1 million.

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

For the six months ended June 30, 2024 we incurred $2.2 million of interest and other debt financing costs.

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

As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 298% and 557%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the JPM Funding Facility.

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

Additionally, on December 31, 2023, we agreed to sell Class I shares to Scotia Private Credit Pool ("Scotia" and together with Sun Life Assurance and BK Canada, the “Private Placement Investors”) This offer and sale of the Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

The Private Placement Investors' subscriptions were initially drawn down at a price of $25.00 per share, and subsequent subscriptions were priced at our current NAV at the time of contribution. Since our commencement of operations and through June 30, 2024, we received $151.8 million of committed capital from the Private Placement Investors, and in exchange therefore, we issued approximately 5.9 million Class I shares to four stockholders, including the investment from our sole initial stockholder. As of June 30, 2024, we have not offered or sold any of our Class S shares or Class D shares and we have not commenced the anticipated public offering of our Common Shares pursuant to our registration statement (the “Offering”).

Capital Share Distributions

We declared in June 2024 and paid in July 2024 our first distribution and we expect to continue to pay regular monthly distributions. Any distributions we make will be at the sole discretion of our Board, which will consider factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board's discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC (as defined below) requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our common stockholders of at least 90% of our taxable income and tax exempt interest.

We declared monthly regular and special distributions for our Class I shares. The following table presents the monthly regular and special distributions that were declared and payable during the six months ended June 30, 2024. We made no distributions for the period from May 5, 2023 (commencement of operations) through June 30, 2023.

			Class I Distribution
Record Date	Declaration Date	Payment Date	Per Share	Amount
June 30, 2024	June 26, 2024	July 26, 2024	$0.1600	$951
June 30, 2024	June 26, 2024	July 26, 2024	$0.0700	$416	(1)
			$0.2300	$1,367
(1)
Represents a special distribution.

See “Recent Developments” for subsequent events relating to regular and special distributions declared by the Company.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which stockholders will have their cash distributions automatically reinvested in additional shares of the Company's same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then stockholders who have not opted out of our distribution reinvestment plan (or, in the case of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington stockholders and clients of participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, opted to participate in such plan), will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating stockholder’s account to three decimal places.

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

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2024 and December 31, 2023 we had aggregate unfunded commitments totaling $29.0 million and $5.6 million, respectively. See Note 7 to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On July 1, 2024, we issued 51,948 Class I shares to Scotia for an aggregate purchase price of $1.4 million. The purchase price per Class I share was $26.95, which was the Company’s net asset value per Class I share as of June 30, 2024. The offer and sale of the Class I shares was exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

On July 26, 2024, we announced the declaration of $0.16 per share regular and $0.07 per share special distributions for Class I Common Shares. The distributions for Class I Common Shares are payable to stockholders of record as of the open of business on July 31, 2024 and will be paid on or about August 27, 2024. The distributions will be paid in cash or reinvested in the Class I Common Shares for stockholders participating in the Fund’s distribution reinvestment plan.

On August 1, 2024, we held the first closing in the Offering pursuant to the Company’s Registration Statement on Form N-2 (File No. 333-268622) that was declared effective by the SEC on September 29, 2023. In connection with such closing, the Company received approximately $7.4 million in subscriptions from a third party unaffiliated investor. The purchase price per Class I share will equal the net asset value per Class I share as of the last calendar day of August 2024 (the “August NAV”), which is generally expected to be available within 20 business days after August 1, 2024. At that time, the number of Class I shares issued to each investor based on the August NAV and such investor’s subscription amount will be determined and Class I shares will be credited to the investor’s account as of the effective date of the share purchase, August 1, 2024.

As previously disclosed, on July 30, 2024, our stockholders, by unanimous written consent in lieu of a special meeting of stockholders, approved an amendment and restatement of our Second Articles of Amendment and Restatement (as amended and restated, the “Third Articles of Amendment and Restatement”) previously adopted by the Board in response to comments issued by state securities regulators in connection with their review of the Offering. The Third Articles of Amendment and Restatement, among other things, provide that: (1) Class D shares and Class S shares will convert automatically to Class I shares if the Company (A) merges or consolidates with or (B) sells all or substantially all of its assets to an entity that has shares listed on a national securities exchange; (2) any amendment to the Third Articles of Amendment and Restatement or Second Amended and Restated Bylaws (as defined below) that materially alters or changes the powers, preferences or special rights of the Common Shares so as to adversely affect them shall be approved by stockholders entitled to cast a majority of all the votes entitled to be cast on a matter; (3) the Adviser or the Board, as applicable, may not cause the merger or similar reorganization of the Company without stockholder approval except in a merger of a wholly owned subsidiary corporation with or into its parent corporation in accordance with Section 3-106 of the Maryland General Corporation Law; and (4) the standards applicable to indemnification of an independent director of the Company shall also apply to any person acting as a broker/dealer on behalf of the Company. On August 1, 2024, we filed our Third Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland and the amendment became effective immediately upon filing.

As previously disclosed, effective July 30, 2024, the Board amended and restated our Amended and Restated Bylaws (as amended and restated, the “Second Amended and Restated Bylaws”) in response to comments issued by state securities regulators in connection with their review of the Offering. The Second Amended and Restated Bylaws, among other things, provides that: (1) all compensation arrangements between us and our directors, for activity as it relates to their position as directors, shall be approved by a majority of directors, including a majority of independent directors; and (2) each committee of the Board shall be comprised of a majority of independent directors.

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

As of June 30, 2024, 98.8% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statement of Assets and Liabilities as of June 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	$2.3	$0.8	$1.5
Up 75 basis points	1.7	0.6	1.1
Up 50 basis points	1.1	0.4	0.7
Up 25 basis points	0.6	0.2	0.4
Down 25 basis points	(0.6)	(0.2)	(0.4)
Down 50 basis points	(1.1)	(0.4)	(0.7)
Down 75 basis points	(1.7)	(0.6)	(1.1)
Down 100 basis points	(2.3)	(0.8)	(1.5)
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and “Risk Factors” of the Pre-Effective Amendment No. 3 to our registration statement on Form N-2 filed on September 27, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and “Risk Factors” of Pre-Effective Amendment No. 3 to our registration statement on Form N-2 filed on September 27, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Item 8.01 in our Current Reports on Form 8-K filed with the SEC on April 26, 2024, May 24, 2024, June 27, 2024 and July 26, 2024 for information about unregistered sales of our equity securities during the quarter and subsequent to the quarter end.

On July 1, 2024, we issued 51,948 Class I shares for an aggregate purchase price of $1.4 million to Scotia. The purchase price per Class I share was $26.95, which was the Company’s net asset value per Class I share as of June 30, 2024. The offer and sale of the Class I shares was exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1	Third Amended & Restated Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 814-01599), filed on August 2, 2024).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 814-01599), filed on August 2, 2024).
31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Eric Hall
Eric Hall
Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2024

By:	/s/ Kirill Bouek
Kirill Bouek
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: August 13, 2024