Form 10-Q
period 2024-09-30
Crescent Private Credit Income Corp
filed 2024-11-13
CIK 1954360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the Registrant’s common stock, par value $0.01 per share outstanding at November 13, 2024 was 6,270,349 shares of Class I Common Stock ("Class I Shares").

Common shares outstanding exclude November 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

11

CRESCENT PRIVATE CREDIT INCOME CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Table of Contents

PART I	FINANCIAL INFORMATION	4
Item 1.	Financial Statements	4
	Consolidated Statements of Assets and Liabilities as of September 30, 2024 (Unaudited) and December 31, 2023	4
	Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023, for the nine months ended September 30, 2024 and for the period from May 5, 2023 (Commencement of Operations) through September 30, 2023 (Unaudited)	5
	Consolidated Statements of Changes in Net Assets for the three months ended September 30, 2024 and 2023, for the nine months ended September 30, 2024 and for the period from May 5, 2023 (Commencement of Operations) through September 30, 2023 (Unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and for the period from May 5, 2023 (Commencement of Operations) through September 30, 2023 (Unaudited)	8
	Consolidated Schedule of Investments as of September 30, 2024 (Unaudited)	9
	Consolidated Schedule of Investments as of December 31, 2023	17
	Notes to Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51
Part II	OTHER INFORMATION	52
Item 1.	Legal Proceeding	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53

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
•
political and regulatory conditions that contribute to uncertainty and market volatility, including the recent U.S. presidential election and legislative, regulatory, trade and policies associated with a new administration;
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

Although we believe that the assumptions on which these forward-looking statements are based upon are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report or other information incorporated herein by reference, as applicable. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including registration statements on Form N-2, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

PART I. Financial Information
Item 1. Financial Statements

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

	As of September 30, 2024 (Unaudited)	As of December 31, 2023

Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $256,292 and $112,919, respectively)	$258,282	$114,294
Cash and cash equivalents	1,962	8,576
Restricted cash and cash equivalents	12,297	20,178
Receivable from unsettled transactions	1,262	-
Interest receivable	2,408	671
Deferred offering costs	3,034	-
Other assets	2,587	3
Total assets	$281,832	$143,722

Liabilities
Debt (net of deferred financing costs of $1,503 and $1,772, respectively)	99,787	$20,728
Interest and other debt financing costs payable	1,888	177
Payable for investments purchased	3,029	17,762
Distribution payable	1,442	-
Management fees payable	515	-
Accrued expenses and other liabilities	6,171	1,197
Total liabilities	112,832	39,864

Commitments and Contingencies (Note 7)
Net assets
Common stock, par value $0.01 per share (300,000,000 shares authorized, 6,270,349 and 3,977,799 shares issued and outstanding, respectively)	63	40
Paid-in capital in excess of par value	160,422	99,875
Accumulated earnings	8,515	3,943
Total net assets	169,000	103,858
Total liabilities and net assets	$281,832	$143,722
Net asset value per share (Class I)	$26.95	$26.11

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Operations
(in thousands, except for per share data)
(Unaudited)
	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the period from May 5, 2023 (Commencement of Operations) through September 30, 2023
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$6,885	$1,396	$16,115	$1,652
Paid-in-kind interest	178	-	217	-
Other income	143	-	313	-
Total investment income	7,206	1,396	16,645	1,652

Expenses:
Interest and other debt financing costs	2,093	-	4,288	-
Management fees	524	190	1,427	244
Income based incentive fees	-	112	686	112
Capital gains based incentive fees	(26)	54	25	54
Organizational costs	1,544	-	1,544	-
Offering costs	597	-	597	-
Professional fees	105	84	540	156
Directors’ fees	41	48	144	89
Other general and administrative expenses	532	365	1,702	535
Total expenses	5,410	853	10,953	1,190
Management fees waiver	(7)	(190)	(576)	(244)
Income based incentive fees waiver	-	(112)	(686)	(112)
Capital gains based incentive fees waiver	26	(54)	(25)	(54)
Expense support reimbursement	(2,820)	-	(3,234)	-
Net expenses	2,609	497	6,432	780
Net investment income before taxes	4,597	899	10,213	872
Provision for excise taxes	108	-	225	-
Net investment income	4,489	899	9,988	872
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	68	-	(145)	-
Foreign currency transactions	(7)	-	(13)	-
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	(262)	340	359	432
Foreign currency translation	8	-	14	-
Net realized and unrealized gains (losses) on investments	(193)	340	215	432
Net increase in net assets resulting from operations	$4,296	$1,239	$10,203	$1,304

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)
(Unaudited)
	Common Stock
	Class I Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings	Total Net Assets
Balance at June 30, 2024	5,944,135	$59	$151,651	$8,483	$160,193
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	4,489	4,489
Net realized gain (loss) on investments	-	-	-	61	61
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	-	-	-	(254)	(254)
Issuance of common stock - Class I shares	326,214	4	8,771	-	8,775
Distributions to stockholders	-	-	-	(4,264)	(4,264)
Total increase (decrease) for the three months ended September 30, 2024	326,214	$4	$8,771	$32	$8,807
Balance at September 30, 2024	6,270,349	$63	$160,422	$8,515	$169,000

	Common Stock
	Class I Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings	Total Net Assets
Balance at December 31, 2023	3,977,799	$40	$99,875	$3,943	$103,858
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	9,988	9,988
Net realized gain (loss) on investments	-	-	-	(158)	(158)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	-	-	-	373	373
Issuance of common stock - Class I shares	2,292,550	23	60,547	-	60,570
Distributions to stockholders	-	-	-	(5,631)	(5,631)
Total increase (decrease) for the nine months ended September 30, 2024	2,292,550	$23	$60,547	$4,572	$65,142
Balance at September 30, 2024	6,270,349	$63	$160,422	$8,515	$169,000

	Common Stock
	Class I Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings	Total Net Assets
Balance at June 30, 2023	1,201,000	$12	$30,013	$65	$30,090
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	899	899
Net change in unrealized appreciation (depreciation) on investments	-	-	-	340	340
Issuance of common stock - Class I shares	1,796,407	18	44,982	-	45,000
Total increase (decrease) for the three months ended September 30, 2023	1,796,407	$18	$44,982	$1,239	$46,239
Balance at September 30, 2023	2,997,407	$30	$74,995	$1,304	$76,329

	Common Stock
	Class I Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings	Total Net Assets
Balance at May 5, 2023 (Commencement of Operations)	1,000	$-	$25	$-	$25
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	872	872
Net change in unrealized appreciation (depreciation) on investments	-	-	-	432	432
Issuance of common stock - Class I shares	2,996,407	30	74,970	-	75,000
Total increase (decrease) for the period ended September 30, 2023	2,996,407	$30	$74,970	$1,304	$76,304
Balance at September 30, 2023	2,997,407	$30	$74,995	$1,304	$76,329

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	For the nine months ended September 30, 2024	For the period from May 5, 2023 (Commencement of Operations) through September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,203	$1,304
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(183,487)	(49,343)
Proceeds from sales of investments and principal repayments	40,669	218
Net realized (gain) loss on investments and foreign currency transactions	158	-
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(373)	(432)
Amortization of premium and accretion of discount, net	(713)	(32)
Amortization of deferred offering costs	597	-
Amortization of deferred financing costs	269	-
Change in operating assets and liabilities:
(Increase) decrease in receivable from unsettled transactions	(1,262)	(3,606)
(Increase) decrease in interest receivable	(1,737)	(424)
(Increase) decrease in other assets	(2,584)	(8)
Increase (decrease) in payable for investment purchased	(14,733)	12,632
Increase (decrease) in interest and other debt financing costs payable	1,711	-
Increase (decrease) in management fees payable	515	-
Increase (decrease) in directors’ fees payable	-	48
Increase (decrease) in accrued expenses and other liabilities	1,343	700
Net cash provided by (used for) operating activities	$(149,424)	$(38,943)

Cash flows from financing activities:
Proceeds from issuance of common stock	60,570	75,000
Distributions paid	(4,189)	-
Borrowings on credit facilities	102,790	-
Repayments on credit facilities	(24,000)	-
Net cash provided by (used for) financing activities	135,171	75,000
Effect of exchange rate changes on cash denominated in foreign currency	(242)	-
Net increase (decrease) in cash and cash equivalents	(14,495)	36,057
Cash and cash equivalents, restricted cash and foreign currency beginning of period	28,754	25
Cash and cash equivalents, restricted cash and foreign currency end of period (1)	$14,259	$36,082

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$2,318	$-
Cash paid during the period for taxes	$110	$-
Accrued deferred offering costs	$3,631
Accrued but unpaid distributions	$1,442	$-

(1) As of September 30, 2024, the cash and cash equivalents and restricted cash included cash and cash equivalents of $1,962 (including cash denominated in foreign currency of $234) and restricted cash and cash equivalents of $12,297 (including cash denominated in foreign currency of $45). As of December 31, 2023, the cash and cash equivalents and restricted cash included cash and cash equivalents of $8,576 and restricted cash and cash equivalents of $20,178.

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
Ahead DB Holdings (7)	Senior Secured First Lien Term Loan	S + 350	8.10%	02/2031	97	$96	0.1	$97
Alterra Mountain Company (7)	Senior Secured First Lien Term Loan	S + 350	8.35%	07/2026	303	303	0.2	305
Brand Industrial Services (7)	Senior Secured First Lien Term Loan	S + 450	9.75%	08/2030	310	311	0.2	302
Conair (7)	Senior Secured First Lien Term Loan	S + 375	8.71%	05/2028	992	989	0.5	913
CP Atlas (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.70%	11/2027	1,241	1,229	0.7	1,226
Fairbanks Morse Defense (7)	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	9.74%	06/2028	1,015	1,003	0.6	1,019
MIWD Holdco (7)	Senior Secured First Lien Term Loan	S + 350	8.35%	03/2031	285	284	0.2	286
Parts Town	Unitranche First Lien Term Loan	S + 325 (100 Floor) (including 175 PIK)	9.60%	04/2030	5,116	5,103	3.0	5,116
Parts Town (5)	Unitranche First Lien Delayed Draw Term Loan	S + 325 (100 Floor) (including 175 PIK)	9.60%	4/16/2030	113	113	0.1	113
White Cap (7)	Senior Secured First Lien Term Loan	S + 325	8.10%	10/2029	1,490	1,488	0.9	1,481
					10,962	10,919	6.5	10,858
Commercial and Professional Services
Brown Group Holdings (7)	Senior Secured First Lien Term Loan	S + 275	7.81%	07/2029	746	745	0.4	746
Corelogic (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.46%	06/2028	1,488	1,465	0.9	1,477
Duraserv	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.86%	06/2031	4,821	4,774	2.8	4,772
Duraserv (4)(5)	Senior Secured First Lien Revolver			06/2030	-	(8)	-	(9)
Duraserv (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.86%	06/2031	124	107	0.1	106
Galway (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	-	(47)	-	(27)
Galway (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	9.14%	09/2028	182	176	0.1	144
Iris Buyer LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.50%	10/2030	3,505	3,417	2.1	3,575
Iris Buyer LLC (4)(5)	Unitranche First Lien Revolver			10/2029	-	(12)	-	-
Iris Buyer LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.85%	10/2030	330	318	0.2	341
LABL Inc (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	9.95%	10/2028	992	979	0.6	972
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.96%	03/2029	2,978	2,914	1.8	2,987
Northstar (7)	Senior Secured First Lien Term Loan	S + 475	10.01%	05/2030	580	577	0.3	583
Pye Barker	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	9.10%	05/2031	378	378	0.2	377
Pye Barker	Unitranche First Lien Term Loan	S + 450 (75 Floor)	9.10%	05/2031	8,755	8,756	5.2	8,727
Pye Barker (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	9.10%	05/2030	108	108	0.1	106
Trugreen (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.85%	11/2027	1,240	1,214	0.7	1,203
Varsity Brands (7)	Senior Secured First Lien Term Loan	S + 375	9.11%	07/2031	628	625	0.4	625
WCG/WIRB-Copernicus Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 350 (100 Floor)	8.35%	01/2027	997	987	0.6	999
					27,852	27,473	16.5	27,704
Consumer Discretionary Distribution and Retail
1-800 Contacts (CNT Holdings I Corp) (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.75%	11/2027	977	973	0.6	980
Amazon Holdco	Senior Secured First Lien Term Loan	S + 275	8.09%	07/2031	641	639	0.4	640
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.71%	03/2028	1,481	1,475	0.9	1,483
Les Schwab Tire (LS Group Opco Acquisition, LLC) (7)	Senior Secured First Lien Term Loan	S + 300 (75 Floor)	7.85%	11/2027	742	742	0.4	744
PetSmart (7)	Senior Secured First Lien Term Loan	S + 375	8.70%	02/2028	1,685	1,681	1.0	1,673
Savers (6)(7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.39%	04/2028	2,085	2,085	1.2	2,090
					7,611	7,595	4.5	7,610
Consumer Durables and Apparel
Lakeshore Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.46%	09/2028	866	859	0.5	868
					866	859	0.5	868
Consumer Services
Ascend Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.45%	12/2028	997	993	0.6	994
Essential Services Holding Company	Unitranche First Lien Term Loan	S + 500 (75 Floor)	10.29%	06/2031	3,792	3,754	2.2	3,802
Essential Services Holding Company (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2031	-	(4)	-	2

Essential Services Holding Company (4)(5)	Unitranche First Lien Revolver			06/2030	-	(4)	-	-
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.85%	01/2029	2,225	2,212	1.3	2,222
Inspire Brands, Inc. (Arby’s & Buffalo Wild Wings) (7)	Senior Secured First Lien Term Loan	S + 275 (75 Floor)	7.70%	12/2027	741	734	0.4	740
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.96%	04/2028	1,006	997	0.6	1,005
Kuehg Corp (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	9.10%	06/2030	221	221	0.1	222
Mavis Tire Express Services Topco, Corp. (7)	Senior Secured First Lien Term Loan	S + 350	8.35%	05/2028	643	643	0.4	643
					9,625	9,546	5.6	9,630
Diversified Financials
Pinnacle Purchaser, LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.76%	12/2029	63	59	-	63
Pinnacle Purchaser, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.76%	12/2029	3,598	3,566	2.1	3,598
					3,661	3,625	2.1	3,661

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Energy
Brazos (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.25%	02/2030	701	699	0.4	703
Edgewater Generation (7)	Senior Secured First Lien Term Loan	S + 425	9.10%	07/2030	252	250	0.2	255
Lightning Power (7)	Senior Secured First Lien Term Loan	S + 325	8.10%	08/2031	607	601	0.4	609
NGL Energy (7)	Senior Secured First Lien Term Loan	S + 375	8.60%	02/2031	482	481	0.3	480
Rockpoint Gas Storage Partners (7)	Senior Secured First Lien Term Loan	S + 350	8.35%	09/2031	464	459	0.3	463
TallGrass Energy (Prairie ECI) (7)	Senior Secured First Lien Term Loan	S + 475	9.60%	08/2029	1,242	1,235	0.7	1,242
					3,748	3,725	2.3	3,752
Financial Services
Acrisure (7)	Senior Secured First Lien Term Loan	S + 325	8.21%	10/2030	1,493	1,487	0.9	1,481
Blackhawk Network Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 500	9.85%	06/2025	742	739	0.4	746
LBM Acquisition (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.97%	05/2034	1,556	1,551	0.9	1,528
Nexus (7)	Senior Secured First Lien Term Loan	S + 400	8.85%	12/2028	1,496	1,489	0.9	1,486
					5,287	5,266	3.1	5,241
Food, Beverage and Tobacco
Primary Products (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.97%	04/2029	366	364	0.2	367
Triton Water Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.12%	03/2028	1,481	1,453	0.9	1,480
Triton Water Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	8.60%	03/2028	503	499	0.3	504
					2,350	2,316	1.4	2,351
Health Care Equipment and Services
Angels of Care	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.60%	02/2030	3,731	3,694	2.2	3,731
Angels of Care (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2030	-	(4)	-	-
Angels of Care (4)(5)	Senior Secured First Lien Revolver			02/2030	-	(4)	-	-
Aspen Dental- ADMI Corp (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.71%	12/2027	997	958	0.6	978
Avalign	Unitranche First Lien Term Loan	S + 362.5 (75 Floor) (including 362.5 PIK)	12.31%	12/2028	7,151	7,024	4.2	7,150
Avalign (4)(5)	Unitranche First Lien Revolver			12/2028	-	(16)	-	-
Azalea Topco (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.35%	07/2026	395	391	0.2	395
CHG Healthcare (7)	Senior Secured First Lien Term Loan	S + 350	8.46%	09/2028	204	204	0.1	205
DuPage Medical Group (Midwest Physician) (7)	Senior Secured First Lien Term Loan	S + 300 (75 Floor)	7.87%	03/2028	1,233	1,156	0.7	1,117
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.96%	07/2028	7,450	6,923	4.4	7,412
HAH GROUP HOLDING COMPANY (7)	Senior Secured First Lien Term Loan	S + 500	9.86%	09/2031	750	739	0.4	742
IVX Health (8)	Unsecured Debt	S + 0 (including 1400 PIK)	14.00%	06/2031	2,978	2,907	1.8	3,067
IVX Health	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.60%	06/2030	6,845	6,712	4.1	6,981
IVX Health (4)(5)	Unitranche First Lien Revolver			06/2030	-	(27)	-	-
Laserway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 575 (75 Floor)	11.30%	10/2027	3,263	3,229	1.9	3,253
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 475	10.05%	11/2028	1,745	1,705	1.0	1,746
MB2 Dental	Unitranche First Lien Term Loan	S + 600 (75 Floor)	10.85%	02/2031	5,517	5,464	3.3	5,626
MB2 Dental (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2031	-	(21)	-	23
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	-	(4)	-	-
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	10.85%	02/2031	307	290	0.2	346
Med Parentco (7)	Senior Secured First Lien Term Loan	S + 400	8.85%	04/2031	1,257	1,251	0.7	1,260
Medical Review Institute of America	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.33%	07/2030	5,700	5,643	3.3	5,645
Medical Review Institute of America (5)	Unitranche First Lien Revolver	P + 400 (100 Floor)	12.00%	07/2030	16	8	-	8
Medical Solutions LLC (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.60%	11/2028	1,481	1,399	0.7	1,139
Medline Industries (Mozart Borrower) (7)	Senior Secured First Lien Term Loan	S + 275 (50 Floor)	7.60%	10/2028	673	665	0.4	674
MPH Acquisition (7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	9.57%	09/2028	992	967	0.4	753
Pacific Dental Services (7)	Senior Secured First Lien Term Loan	S + 275	7.85%	05/2028	743	742	0.4	744
Upstream Newco Inc (7)	Senior Secured First Lien Term Loan	S + 425	9.76%	11/2026	1,483	1,412	0.8	1,291
Vital Care	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.35%	07/2031	2,152	2,130	1.3	2,130
Vital Care (4)(5)	Unitranche First Lien Revolver			07/2031	-	(3)	-	(3)
					57,063	55,534	33.1	56,413

Insurance
Accession Risk Management	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.81%	10/2029	558	560	0.3	557
Accession Risk Management	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.35%	10/2029	865	869	0.5	864
Accession Risk Management	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.35%	10/2029	1,562	1,569	0.9	1,560
Accession Risk Management (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2029	-	(2)	-	-
Accession Risk Management (5)	Senior Secured First Lien Delayed Draw Term Loan			10/2029	-	-	-	-
Accession Risk Management (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	10.00%	10/2029	1,880	1,867	1.1	1,877
Assured Partners (7)	Senior Secured First Lien Term Loan	S + 350	8.35%	01/2029	2,154	2,151	1.3	2,154
BroadStreet Partners Inc. (7)	Senior Secured First Lien Term Loan	S + 325	8.10%	06/2031	1,481	1,478	0.9	1,476
Outcomes Group Holdings Inc (7)	Unitranche First Lien Term Loan	S + 425	9.10%	05/2031	5,959	5,933	3.6	6,003
Sedgwick CMS Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 300	8.25%	02/2028	741	736	0.4	740
					15,200	15,161	9.0	15,231

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Materials
Anchor Packaging LLC (7)	Senior Secured First Lien Term Loan	S + 375	8.60%	07/2029	1,247	1,243	0.7	1,253
Berlin Packaging (7)	Senior Secured First Lien Term Loan	S + 375	8.35%	05/2031	499	498	0.3	499
Chemours (6)(7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.35%	08/2028	1,452	1,439	0.9	1,455
Cornerstone (7)	Senior Secured First Lien Term Loan	S + 450	9.60%	05/2031	908	902	0.5	899
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.87%	11/2030	3,285	3,227	1.9	3,235
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2030	-	(10)	-	(8)
Novolex - Flex Acquisition Company, Inc. (7)	Senior Secured First Lien Term Loan	S + 317.5 (50 Floor)	8.02%	04/2029	1,644	1,628	1.0	1,638
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.85%	12/2029	1,439	1,427	0.9	1,439
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(2)	-	-
Pegasus Steel	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.55%	01/2031	1,545	1,525	0.9	1,543
Pegasus Steel (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.32%	01/2031	108	105	0.1	107
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 350	8.46%	08/2026	740	728	0.4	692
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 375	8.71%	08/2026	462	452	0.3	432
Resonetics (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.71%	06/2031	1,250	1,247	0.7	1,254
USALCO (7)	Senior Secured First Lien Term Loan	S + 400	8.85%	09/2031	442	441	0.3	444
USALCO (5)(7)	Senior Secured First Lien Term Loan			09/2031	-	-	-	-
					15,021	14,848	8.9	14,882
Media and Entertainment
Authentic Brands Group - ABG (7)	Senior Secured First Lien Term Loan	S + 275	7.60%	12/2028	622	619	0.4	623
GoodRx (7)	Senior Secured First Lien Term Loan	S + 375	8.60%	06/2029	837	829	0.5	839
Red Ventures, LLC (7)	Senior Secured First Lien Term Loan	S + 300	7.85%	03/2030	1,482	1,477	0.9	1,469
Yahoo/Verizon Media (7)	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	10.46%	09/2027	971	954	0.5	893
					3,912	3,879	2.3	3,824
Pharmaceuticals, Biotechnology and Life Sciences
Parexel (Phoenix Newco, Inc.) (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	7.85%	11/2028	1,415	1,408	0.8	1,417
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 625 (75 Floor)	11.51%	12/2029	3,350	3,276	2.0	3,417
WCT Group Holdings, LLC (5)	Unitranche First Lien Revolver	S + 625 (75 Floor)	11.11%	12/2029	57	47	-	57
					4,822	4,731	2.8	4,891
Real Estate Management and Development
Belfor Holdings Inc (7)	Senior Secured First Lien Term Loan	S + 375	8.60%	10/2030	312	309	0.2	314
Chamberlain Group (Chariot Buyer) (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.20%	11/2028	1,480	1,458	0.9	1,474
Cushman Wakefield	Senior Secured First Lien Term Loan	S + 375	8.60%	01/2030	310	310	0.2	310
					2,102	2,077	1.3	2,098
Software and Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	10.25%	08/2028	1,460	1,449	0.9	1,468
Advantage Sales (7)	Senior Secured First Lien Term Loan	S + 425	9.83%	10/2027	877	869	0.5	854
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 425	9.20%	08/2028	1,977	1,927	1.2	1,951
Barracuda (7)	Senior Secured First Lien Term Loan	S + 450	9.81%	08/2029	1,492	1,492	0.9	1,455
C4 Analytics	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.56%	05/2030	7,382	7,308	4.4	7,381
C4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	-	(9)	-	-
C4 Analytics (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.56%	05/2030	225	218	0.2	225
Cloud Software (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	9.10%	03/2029	808	803	0.5	811
Cloud Software (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	8.60%	03/2029	1,639	1,586	1.0	1,634
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.58%	12/2028	5,647	5,595	3.3	5,533
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.10%	12/2028	300	294	0.2	294
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	11.10%	12/2028	163	160	0.1	156
Cotiviti Holdings (7)	Senior Secured First Lien Term Loan	S + 325	8.45%	02/2031	2,285	2,279	1.3	2,280
DS Admiral	Senior Secured First Lien Term Loan	S + 425	9.59%	06/2031	1,245	1,233	0.7	1,201
Ensono (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.96%	05/2028	1,494	1,467	0.9	1,493

Enverus	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.35%	12/2029	4,418	4,361	2.6	4,428
Enverus (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	(3)	-	1
Enverus (5)	Unitranche First Lien Revolver	S + 550 (75 Floor)	10.35%	12/2029	19	14	-	20
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.35%	09/2030	4,466	4,364	2.6	4,422
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.35%	09/2030	5,000	4,950	3.0	4,950
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(10)	-	(5)
Fortress	Senior Secured First Lien Term Loan	S + 375	8.60%	05/2031	550	547	0.3	550
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 350 (100 Floor) (including 225 PIK)	11.00%	01/2031	580	574	0.3	578
Granicus, Inc.	Unitranche First Lien Term Loan	S + 350 (100 Floor) (including 225 PIK)	11.08%	01/2031	3,908	3,873	2.3	3,898
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 300 (75 Floor) (including 225 PIK)	10.50%	01/2031	361	359	0.2	360
Granicus, Inc. (5)	Unitranche First Lien Revolver			01/2031	-	4	-	3
Isolved (7)	Senior Secured First Lien Term Loan	S + 350	8.35%	10/2030	995	994	0.7	1,000
Medicus IT	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.85%	07/2030	6,100	6,042	3.6	6,040
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2030	-	(14)	-	(27)
Medicus IT (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.85%	07/2030	165	154	0.1	154
Micro Holdings (7)	Senior Secured First Lien Term Loan	S + 425	9.10%	05/2028	2,226	2,176	1.3	2,215
Milano Acquisition Corp (Gainwell) (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.70%	10/2027	2,223	2,175	1.3	2,122
Net Health	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.85%	07/2031	8,864	8,778	5.2	8,774
Net Health (4)(5)	Unitranche First Lien Revolver			07/2031	-	(11)	-	(11)
Planview (7)	Senior Secured First Lien Term Loan	S + 375	8.35%	12/2027	533	531	0.3	534
RealPage, Inc. (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	7.96%	04/2028	1,481	1,456	0.9	1,439
Red Planet (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.45%	10/2028	1,240	1,223	0.7	1,210
Rocket Software (7)	Senior Secured First Lien Term Loan	S + 475	9.60%	11/2028	1,485	1,471	0.9	1,488
Sovos Compliance (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	9.46%	08/2028	992	987	0.6	993
					72,600	71,666	43.0	71,872

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Telecommunication Services
CCI Buyer (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.60%	12/2027	1,488	1,483	0.9	1,488
					1,488	1,483	0.9	1,488
Total Debt Investments United States					244,170	$240,703	143.8%	$242,374
Equity Investments
Commercial and Professional Services
Iris Buyer LLC	Common Stock				192	193	0.1	208
Iris Buyer LLC	Common Stock				192,308	-	-	10
						193	0.1	218
Diversified Financials
WhiteHawk III Onshore Fund L.P. (2)(6)(9)(10)	Partnership Interest					4,500	2.7	4,500
						4,500	2.7	4,500
Health Care Equipment and Services
IVX Health	Common Stock				880	880	0.5	880
Vital Care	Common Stock				649	1	0.0	1
Vital Care	Common Stock				64	64	0.0	64
						945	0.5	945
Pharmaceuticals, Biotechnology and Life Sciences
WCT Group Holdings, LLC	Common Stock				118	1,176	0.7	1,232
						1,176	0.7	1,232

Total Equity Investments United States						$6,814	4.0%	$6,895
Netherlands
Debt Investments
Commercial and Professional Services
Playgreen (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			04/2031	-	-	-	(44)
Playgreen (6)	Unitranche First Lien Term Loan	E + 625	9.60%	04/2031	3,196	2,979	1.8	3,108
Van Der Steen (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			05/2031	-	(31)	-	(34)
Van Der Steen (6)	Unitranche First Lien Term Loan	E + 600	9.35%	05/2031	3,670	3,431	2.1	3,569
					6,866	6,379	3.9	6,599
Financial Services
Hunter Douglas (6)(7)(8)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.57%	02/2029	1,489	1,475	0.9	1,480
					1,489	1,475	0.9	1,480

Total Debt Investments Netherlands					8,355	7,854	5	8,079
United Kingdom
Debt Investments
Commercial and Professional Services
Ineos Quattro (6)(7)(8)	Senior Secured First Lien Term Loan	S + 425	9.20%	04/2029	442	434	0.3	442
					442	434	0.3	442

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Media and Entertainment
Stubhub (6)(7)	Senior Secured First Lien Term Loan	S + 475	9.60%	03/2030	491	487	0.3	492
					491	487	0.3	492
Total Debt Investments United Kingdom					933	921	0.6	934
Total Investments						$256,292	153.2%	$258,282
Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents				1,680	1,680	1.0	1,680
Goldman Sachs FS Government Fund	Cash Equivalents				12,297	12,297	7.3	12,297
Cash Equivalents Total						$13,977	8.3%	$13,977
Investments and Cash Equivalents Total						$270,269	161.5%	$272,259

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of September 30, 2024, the reference rates for the Company’s variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $169,000 as of September 30, 2024.

Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	8.00%	-	-	-	-
SOFR (“S”)	-	4.85%	4.59%	4.25%	3.78%
EURIBOR (“E”)	-	3.35%	3.28%	3.11%	2.75%
SONIA (“SN”)	4.95%	-	-	-	-
BBSY ("B")	-	-	4.48%	-	-
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
(6)
Investment is not a qualifying asset as defined under section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 6.3% as of September 30, 2024.
(7)
This investment is valued using observable inputs and is considered a Level 2 investment per FASB guidance under ASC 820. See Note 5 for further information related to investments at fair value.
(8)
Fixed rate investment.
(9)
This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical level.
(10)
Capital contributed to this investment is subject to restrictions on withdrawal.

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data) (Unaudited)
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

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data) (Unaudited)
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

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data) (Unaudited)
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

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data) (Unaudited)
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

September 30, 2024
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

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company invests primarily in directly originated assets, including debt securities and related equity investments, made to or issued by U.S. middle-market companies. The Company may also make investments in syndicated loans and other liquid credit opportunities, including in publicly traded debt instruments, for cash management purposes and to generate attractive risk adjusted returns.

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

From time to time, the Company may form wholly owned subsidiaries to facilitate the normal course of business if the Adviser determines that for legal, tax, regulatory, accounting or other similar reasons it is in the best interest of the Company to do so. The Company has also formed a special purpose vehicle that holds certain investments in connection with a credit facility.

On May 3, 2023, Crescent Capital Group LP, an affiliate of the Adviser (“Crescent”), purchased 1,000 Common Shares for $25, or $25.00 per share.

On May 5, 2023, Sun Life Assurance Company of Canada (“Sun Life Assurance”), an affiliate of Sun Life Financial Inc., a majority owner of the Company (“Sun Life”) made a $150,000 capital commitment to the Company. On May 5, 2023, the Company received capital call proceeds totaling $30,000 from Sun Life Assurance. In June 2023, Sun Life Assurance subsequently transferred its remaining undrawn commitment totaling $120,000 to BK Canada Holdings Inc. (“BK Canada”), an affiliate of Sun Life, pursuant to a transfer agreement among Sun Life Assurance, BK Canada and the Company. The Company received all $120,000 of remaining capital commitment proceeds from BK Canada prior to the commencement of its public offering.

On August 1, 2024, the Company began to publicly offer on a continuous basis of up to $2.5 billion in Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to a registered offering (the Offering"). As of September 30, 2024 , the Company has not offered or sold any of its Class S shares or Class D shares.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, the Company had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company's organization. Organization expenses were incurred by the Adviser until the commencement of the Offering. Any organization expenses incurred by the Company, including reimbursements to the Adviser, are expensed as incurred. Upon commencement of its Offering on August 1, 2024, the Company recognized $1,544 of organization expenses previously incurred by the Adviser on behalf of the Company. For the three and nine months ended September 30, 2024, the Company incurred $1,544 of organization expenses, respectively. The Company’s reimbursement of organization expenses paid on its behalf by the Adviser will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement (as defined below).

Offering Expenses

The Company's offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company's registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses were incurred by the Adviser until the commencement of the Offering. Upon commencement of its Offering on August 1, 2024, the Company recognized $3,538 of offering expenses previously incurred by the Adviser on behalf of the Company. Any offering expenses incurred by the Company, including reimbursements to the Adviser, are recorded as deferred offering costs on the Consolidated Statements of Assets and Liabilities and subsequently amortized to expenses on the Company's Consolidated Statements of Operations over 12 months. The Company’s reimbursement of offering expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement. As of September 30, 2024 and December 31, 2023, the Company had $3,034 and $0 of offering expenses, respectively, capitalized on the Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2024, the Company amortized $597 of offering expenses.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2024 the Company is subject to examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company's inception in 2023.

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

New Accounting Standards

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to materially impact its consolidated financial statements.

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

For the three and nine months ended September 30, 2024, the Company incurred administrative services expenses of $357 and $1,195, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, the Company incurred administrative services expenses of $242 and $364, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $647 and $697, respectively, were payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Investment Advisory and Management Agreement

On May 3, 2023, the Company entered into an investment advisory and management agreement with the Adviser (the “Investment Advisory and Management Agreement”). Under the terms of the Investment Advisory and Management Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory and Management Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory and Management Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below. The Adviser waived its base management fee from inception through April 30, 2024 and began charging its base management fee on the value of the Company’s net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. The Adviser voluntarily agreed to waive incentive fees from the Company's inception through September 30, 2024. The Adviser has also voluntarily waived its right to receive management and incentive fees related to the Company’s investment in WhiteHawk III Onshore Fund LP for any period in which this investment remains in the investment portfolio.

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

For the three and nine months ended September 30, 2024, the Company incurred management fees of $524 and $1,427, of which $7 and $576, respectively, were voluntarily waived by the Adviser. For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, the Company incurred management fees of $190 and $244, respectively, all of which were voluntarily waived by the Adviser. As of September 30, 2024 and December 31, 2023, $515 and $0 management fees, respectively, were unpaid.

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

For the three and nine months ended September 30, 2024, the Company incurred income incentive fees of $0 and $686, respectively, all of which were voluntarily waived by the Adviser. For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, the Company incurred income incentive fees of $112 and $112, respectively, all of which were voluntarily waived by the Adviser. As of September 30, 2024 and December 31, 2023, no income incentive fees were unpaid.

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

For the three and nine months ended September 30, 2024, the Company (reversed) recorded GAAP incentive fees of $(26) and $25, respectively. Because the Adviser has agreed to voluntarily waive all incentive fees through September 30, 2024, for the three and nine months ended September 30, 2024, the Company recorded (reversed) a corresponding waiver of GAAP incentive fees of $26 and $(25), respectively. For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, the Company recorded GAAP incentive fees of $54 and $54, respectively. Because the Adviser has agreed to voluntarily waive all incentive fees through September 30, 2024, for the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, the Company recorded a corresponding waiver of GAAP incentive fees of $(54) and $(54), respectively. As of September 30, 2024 and December 31, 2023, no GAAP incentive fees remain outstanding.

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

Eligibility to receive the stockholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the stockholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the stockholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The stockholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. For the three and nine months ended September 30, 2024, the Company has not incurred any expenses in connection with the Intermediary Manager Agreement.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
May 31, 2024	$217	$-	$-	$217	1.66%	7.17%	5/31/2027
June 30, 2024	$197	$-	$-	$197	1.45%	7.09%	6/30/2027
July 31, 2024	$223	$-	$-	$223	1.67%	7.12%	7/31/2027
August 31, 2024	$2,077	$-	$-	$2,077	1.77%	7.14%	8/31/2027
September 30, 2024	$520	$-	$-	$520	1.55%	7.15%	9/30/2027

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

Investments at fair value consisted of the following (in thousands):

	As of September 30, 2024			As of December 31, 2023
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$138,979	$139,269	$290	$81,687	$82,558	$871
Unitranche First Lien	107,592	109,051	1,459	29,862	30,367	505
Unsecured Debt	2,907	3,067	160	-	-	-
Equity	2,314	2,395	81	1,370	1,369	(1)
LLC/LP Equity Interests	4,500	4,500	-	-	-	-
Total Investments	$256,292	$258,282	$1,990	$112,919	$114,294	$1,375

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of September 30, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
Software and Services	$71,872	27.8%	$32,605	28.5%
Health Care Equipment and Services	57,358	22.2	18,607	16.3
Commercial and Professional Services	34,963	13.5	11,991	10.5
Insurance	15,231	5.9	4,007	3.5
Materials	14,882	5.8	10,045	8.8
Capital Goods	10,858	4.2	3,515	3.1
Consumer Services	9,630	3.7	4,249	3.7
Diversified Financials	8,161	3.2	3,673	3.2
Consumer Discretionary Distribution and Retail	7,610	2.9	6,412	5.6
Financial Services	6,721	2.6	2,251	2.0
Pharmaceuticals, Biotechnology and Life Sciences	6,123	2.4	5,585	4.9
Media and Entertainment	4,316	1.7	4,451	3.9
Energy	3,752	1.5	1,499	1.3
Food, Beverage and Tobacco	2,351	0.9	1,481	1.3
Real Estate Management and Development	2,098	0.8	1,825	1.6
Telecommunication Services	1,488	0.6	-	-
Consumer Durables and Apparel	868	0.3	873	0.8
Utilities	-	-	1,225	1.0
Total Investments	$258,282	100.0%	$114,294	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of September 30, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
United States	$249,269	96.5%	$108,570	95.0%
Netherlands	8,079	3.1	-	-
United Kingdom	934	0.4	-	-
New Zealand	-	-	5,724	5.0
Total Investments	$258,282	100.0%	$114,294	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$100,558	$38,711	$139,269
Unitranche First Lien	—	6,001	103,050	109,051
Unsecured Debt	—	—	3,067	3,067
Equity	—	—	2,395	2,395
Subtotal	$—	$106,559	$147,223	$253,782
Investments Measured at NAV (1)				4,500
Total Investments	$—	$106,559	$147,223	$258,282

The following table presents fair value measurements of investments as of December 31, 2023 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$67,909	$14,649	$82,558
Unitranche First Lien	—	—	30,367	30,367
Equity	—	—	1,369	1,369
Total Investments	$—	$67,909	$46,385	$114,294

(1) In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. These investments are generally not redeemable. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2024, based off of the fair value hierarchy as of September 30, 2024 and as of December 31, 2023 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unsecured Debt	Equity	Total
Balance as of December 31, 2023	$14,649	$30,367	$-	$1,369	$46,385
Amortized discounts/premiums	76	250	1	-	327
Paid in-kind interest	-	89	127		216
Net realized gain (loss)	9	6	-	-	15
Net change in unrealized appreciation (depreciation)	615	893	160	80	1,748
Purchases	30,628	87,051	2,779	946	121,404
Sales/principal repayments/paydowns	(4,928)	(15,606)	-	-	(20,534)
Transfers out	(2,338)	-	-	-	(2,338)
Balance as of September 30, 2024	$38,711	$103,050	$3,067	$2,395	$147,223
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$593	$1,185	$160	$80	$2,018

During the nine months ended September 30, 2024, the Company recorded $2,338 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

	Senior Secured First Lien	Unitranche First Lien	Unsecured Debt	Equity	Total
Balance as of May 5, 2023 (Commencement of Operations)	$-	$-	$-	$-	$-
Amortized discounts/premiums	-	3	-	-	3
Net change in unrealized appreciation (depreciation)	7	133	-	-	140
Purchases	3,285	9,766	-	-	13,051
Sales/return of capital/principal repayments/paydowns	(2)	-	-	-	(2)
Balance as of September 30, 2023	$3,290	$9,902	$-	$-	$13,192
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$7	$133	$-	$-	$140

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of September 30, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$21,310	Discounted Cash Flows	Discount Rate	9.9%	-	11.4%	(10.4%)
	17,401	Broker Quoted	Broker Quote			N/A
	$38,711

Unitranche First Lien	$97,704	Discounted Cash Flows	Discount Rate	9.1%	-	12.3%	(10.4%)
	5,229	Transactions Precedent	Transaction Price			N/A
	117	Broker Quoted	Broker Quote			N/A
	$103,050

Unsecured Debt	$3,067	Discounted Cash Flows	Discount Rate	13.3%	-	13.3%	(13.3%)
	$3,067

Equity	2,395	Enterprise Value	Comparable EBITDA Multiple	13.0x	-	28.2x	(13.8x)
	$2,395

Total	$147,223

Security Type	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$5,103	Discounted Cash Flows	Discount Rate	6.5%	-	11.2%	(9.8%)
	9,546	Broker Quoted	Broker Quote			N/A
	$14,649

Unitranche First Lien	$30,367	Discounted Cash Flows	Discount Rate	11.2%	-	12.2%	(11.7%)
	$30,367

Equity	1,369	Enterprise Value	Comparable EBITDA Multiple	13.0x	-	21.4x	(20.2x)
	$1,369

Total	$46,385

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

Note 6. Debt

Debt consisted of the following:

	As of September 30, 2024				As of December 31, 2023
(in $ thousands)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)
JPM Funding Facility	$150,000	$101,290	$48,710	$101,290	$150,000	$22,500	$127,500	$22,500

(1)
The amount available is subject to any limitations related to the credit facility borrowing base.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of September 30, 2024 and December 31, 2023, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2024 was 9.33%. The weighted average borrowing outstanding for the nine months ended September 30, 2024 was $61,223.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of September 30, 2024 and December 31, 2023, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of September 30, 2024 and December 31, 2023, the Company was in compliance with the terms and covenants of its debt arrangements.

JPM Funding Facility

On December 8, 2023, we entered into a Loan and Security Agreement (as amended, “JPM Funding Facility”), as servicer, with CPCI Funding SPV, LLC (“CPCI SPV”), the Company's wholly owned subsidiary (the “Borrower”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $150,000 with a reinvestment period ending December 8, 2026 and a final maturity date of December 8, 2028. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $500,000. The Company consolidates CPCI SPV in the consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from CPCI SPV.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower. Since August 23, 2024, the interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.25%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility. Prior to August 23, 2024, the interest rate charged on the JPM Funding Facility was based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.60%. In addition, the Borrower will pay, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Costs incurred in connection with obtaining the JPM Funding Facility were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility on a straight-line basis. As of September 30, 2024 and December 31, 2023, deferred financing costs related to the JPM Funding Facility were $1,503 and $1,772, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the JPM Funding Facility were as follows:

(in $ thousands)	For the three months ended September 30, 2024	For the nine months ended September 30, 2024
Borrowing interest expense	$1,918	$3,619
Unused facility fees	42	204
Amortization of financing costs	89	269
Administrative fee	44	196
Total interest and other debt financing costs	$2,093	$4,288
Weighted average outstanding balance	$97,168	$61,223

Note 7. Commitments and Contingencies

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of September 30, 2024		As of December 31, 2023
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment	Commitment Expiration Date (1)	Unfunded Commitment
Accession Risk Management (2)	Delayed Draw Term Loan	10/30/2026	$115	10/30/2026	$1,165
Angels of Care (3)	Delayed Draw Term Loan	2/11/2030	850	-	-
Angels of Care (2)	Revolver	2/11/2030	400	-	-
Avalign (3)	Revolver	12/20/2028	922	-	-
C4 Analytics (2)	Delayed Draw Term Loan	5/14/2026	1,850	-	-
C4 Analytics (3)	Revolver	5/14/2030	525	-	-
Concord III, LLC (3)	Revolver	12/20/2028	163	12/20/2028	325
Duraserv (3)	Delayed Draw Term Loan	6/10/2026	1,662	-	-
Duraserv (3)	Revolver	6/10/2030	893	-	-
Van Der Steen (3)	Delayed Draw Term Loan	5/7/2028	1,098	-	-
Enverus (3)	Delayed Draw Term Loan	12/24/2029	222	12/24/2029	338
Enverus (3)	Revolver	12/24/2029	319	12/22/2025	222
Essential Services Holding Company (3)	Delayed Draw Term Loan	6/17/2026	743	-	-
Essential Services Holding Company (2)	Revolver	6/17/2026	465	-	-
Evergreen IX Borrower 2023, LLC (3)	Revolver	9/29/2029	500	9/29/2029	500
Formulations Parent Corporation (3)	Revolver	11/15/2030	550	11/15/2029	550
Galway (3)	Delayed Draw Term Loan	9/30/2028	5,495	-	-
Galway (3)	Revolver	9/30/2028	2,709	-	-
Iris Buyer LLC (3)	Delayed Draw Term Loan	10/2/2030	171	3/29/2025	431
Iris Buyer LLC (3)	Revolver	10/2/2029	505	10/2/2029	505
IVX Health (3)	Revolver	6/7/2030	1,408	-	-
Accession Risk Management (3)	Delayed Draw Term Loan	11/1/2029	42	-	-
Accession Risk Management (3)	Delayed Draw Term Loan	11/1/2029	4	-	-
Accession Risk Management (3)	Delayed Draw Term Loan	11/1/2029	4	-	-
Pegasus Steel (3)	Delayed Draw Term Loan	1/19/2031	343	-	-
USALCO (3)	Term Loan	9/17/2031	45	-	-
MB2 Dental (3)	Delayed Draw Term Loan	2/13/2031	1,612	-	-
MB2 Dental (3)	Delayed Draw Term Loan	2/13/2031	1,152	-	-
MB2 Dental (3)	Revolver	2/13/2031	384	-	-
Medicus IT (3)	Delayed Draw Term Loan	7/9/2030	2,800	-	-
Medicus IT (3)	Revolver	7/9/2030	935	-	-
Medical Review Institute of America (3)	Revolver	7/1/2030	784	-	-
Net Health (3)	Revolver	7/5/2031	1,136	-	-
Online Labels Group, LLC (3)	Delayed Draw Term Loan	12/19/2029	175	12/19/2025	200

Online Labels Group, LLC (3)	Delayed Draw Term Loan	12/19/2029	175	12/19/2025	175
Online Labels Group, LLC (3)	Revolver	12/19/2029	200	12/19/2025	175
Playgreen (3)	Delayed Draw Term Loan	4/26/2028	1,432	-	-
Pinnacle Purchaser, LLC (3)	Revolver	12/29/2029	313	12/28/2029	288
Parts Town (3)	Delayed Draw Term Loan	4/16/2026	374	-	-
Pye Barker (3)	Revolver	5/24/2030	758	-	-
Pushpay USA Inc. (3)	Revolver	-	-	5/10/2023	429
Vital Care (3)	Revolver	7/30/2031	283	-	-
WCT Group Holdings, LLC (3)	Revolver	12/12/2029	400	12/12/2029	320
Granicus, Inc. (3)	Delayed Draw Term Loan	8/2/2026	139	-	-
Granicus, Inc. (3)	Revolver	1/17/2031	539	-	-

Total			$35,594		$5,623
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

In connection with its formation, the Company has the authority to issue 300,000,000 of Common Shares at $0.01 par value per share. On May 3, 2023, Crescent was issued 1,000 Class I shares at $25.00 per share.

As of September 30, 2024, pursuant to subscription agreements entered into between the Company and Crescent Capital, Sun Life, BK Canada, Scotia Private Credit Pool and Crescent and shares issued through its public offering that commenced on August 1, 2024, the Company issued approximately 6,270,349 of its Class I shares and raised gross proceeds of approximately $160,595 since inception, including approximately 326,214 and 2,292,549 Class I shares, respectively that were issued during the three and nine months ended September 30, 2024 in exchange for $8,775 and $60,570, respectively.

Net Asset Value per Share and Offering Price

The following table summarizes each month-end NAV per share for Class I shares of beneficial interest during the nine months ended September 30, 2024. As of September 30, 2024, the Company had not sold any of its Class S shares or Class D shares.

Date	Class I NAV Per Share
January 31, 2024	$26.24
February 29, 2024	26.45
March 31, 2024	26.68
April 30, 2024	26.79
May 31, 2024	27.09
June 30, 2024	26.95
July 31, 2024	26.89
August 31, 2024	26.83
September 30, 2024	26.95

Distributions

The Company declared monthly regular and special distributions for its Class I shares. The following table presents the monthly regular and special distributions that were declared and payable during the nine months ended September 30, 2024.

(in $ thousands, except per share amounts)			Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount
June 30, 2024	June 27, 2024	July 26, 2024	$0.16	$951
June 30, 2024	June 27, 2024	July 26, 2024	0.07	416	(1)
July 31, 2024	July 26, 2024	August 27, 2024	0.16	959
July 31, 2024	July 26, 2024	August 27, 2024	0.07	421	(1)
August 31, 2024	August 27, 2024	September 27, 2024	0.16	1,003
August 31, 2024	August 27, 2024	September 27, 2024	0.07	439	(1)
September 30, 2024	September 27, 2024	October 28, 2024	0.16	1,003
September 30, 2024	September 27, 2024	October 28, 2024	0.07	439	(1)
			$0.92	$5,631

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

Note 9. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the nine months ended September 30, 2024	For the period from May 5, 2023 (Commencement of Operations) through September 30, 2023
Per Share Data (6):
Net asset value, beginning of period	$26.11	$25.00
Net investment income (1)	1.75	0.38
Net realized and unrealized gains on investments(1)(2)	0.01	0.09
Net increase in net assets resulting from operations	1.76	0.47
Distributions declared from net investment income(2)	(0.92)	-
Total increase (decrease) in net assets	0.84	0.47
Net asset value, end of period	$26.95	$25.47
Shares outstanding, end of period	6,270,349	2,997,407
Weighted average shares outstanding	5,702,184	1,232,227
Total return based on net asset value (3)	6.74%	1.88%
Ratio/Supplemental Data:
Net assets, end of period	$169,000	$76,329
Ratio of total net expenses (excluding expense support) to average net assets(4)(5)(7)	8.70%	3.89%
Ratio of net expenses (excluding expense support and without incentive fees and interest and other debt expenses) to average net assets (6)(7)	4.18%	N/A
Ratio of net investment income to average net assets(7)	8.99%	4.35%
Ratio of interest and credit facility expenses to average net assets(7)	3.77%	N/A
Portfolio turnover	21.07%	0.74%
Asset coverage ratio	264%	N/A
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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive the management, income and capital gains incentive fees. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets would have been 9.83% for the nine months ended September 30, 2024.
(6)
Net asset information presented is related to Class I shares.
(7)
Annualized.

Note 10. Income Taxes

For the three and nine months ended September 30, 2024, the Company recognized $108 and $225 of excise taxes related to its status as a RIC, respectively. For the period from May 5, 2023 (commencement of operations) through September 30, 2023, the Company recognized no excise taxes related to its status as a RIC. As of September 30, 2024, and December 31, 2023, $225 and $110 of accrued excise taxes remained payable, respectively.

For the three and nine months ended September 30, 2024, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of September 30, 2024 and December 31, 2023, no deferred tax assets or liabilities were recorded on the Consolidated Statements of Assets and Liabilities.

The Company's aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

	As of September 30, 2024	As of December 31, 2023
Tax Cost	$256,292	$141,673
Gross Unrealized Appreciation	$3,292	$1,436
Gross Unrealized Depreciation	(1,302)	(61)
Net Unrealized Investment Appreciation (Depreciation)	$1,990	$1,375

Note 11. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of September 30, 2024.

On October 28, 2024, the Company announced the declaration of $0.16 per share regular and $0.07 per share special distributions for its Class I shares. The distributions for Class I shares are payable to shareholders of record as of the open of business on October 31, 2024 and will be paid on or about November 26, 2024. The distributions will be paid in cash or reinvested in the Class I shares for stockholders participating in the Company’s distribution reinvestment plan.

On November 1, 2024, pursuant to the Offering, the Company received $11,000 in subscriptions from a third party unaffiliated investor. The purchase price per Class I share will equal the Company’s net asset value per Class I share as of the last calendar day of October 2024 (the “October NAV”), which is generally expected to be available within 20 business days after November 1, 2024. At that time, the number of Class I shares issued to each investor based on the October NAV and such investor’s subscription amount will be determined and Class I shares will be credited to the investor’s account as of the effective date of the share purchase, November 1, 2024.

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

For a description of our critical accounting policies and estimates, see Note 2 “Significant Accounting Policies” to our consolidated financial statements. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy, and Income Taxes.

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

The Adviser has agreed to advance all of our organization and offering expenses on our behalf until the commencement of the Offering (as defined below). Subsequent to the commencement of the Offering, any such expenses incurred by the Company, including the reimbursements to the Adviser, will be expensed as incurred subject to the Expense Support Agreement. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pays on our behalf), subject to certain conditions. See “Components of Operations — Expenses — Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of September 30, 2024		As of December 31, 2023
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$139.3	54.0%	$82.6	72.2%
Unitranche First Lien	109.0	42.2	30.4	26.6
Unsecured Debt	3.1	1.2	-	-
Equity	2.4	0.9	1.4	1.2
LLC/LP Equity Interests	4.5	1.7	-	-
Total Investments	$258.3	100.0%	$114.3	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended	For the nine months ended	For the three months ended	For the period from May 5, 2023 (Commencement of Operations) through
	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023
New investments at cost:
Senior Secured First Lien	$10.4	$81.2	$16.5	$39.5
Unitranche First Lien	38.7	94.1	4.4	9.8
Unsecured Debt	—	2.8	—	—
Equity	0.1	0.9	—	—
LLC/LP Equity Interests	4.5	4.5	—	—
Total Investments	$53.7	$183.5	$20.9	$49.3
Proceeds from investments sold or repaid:
Senior Secured First Lien	$10.3	$25.1	$0.1	$0.2
Unitranche First Lien	15.0	15.6	—	—
Total Proceeds	$25.3	$40.7	$0.1	$0.2
Net increase (decrease) in portfolio	$28.4	$142.8	$20.8	$49.1

The following table presents certain selected information regarding our investment portfolio:

	As of September 30, 2024	As of December 31, 2023
Weighted average yield on income producing securities (at cost) (1)	10.2%	10.7%
Percentage of debt bearing a floating rate (at fair value)	98.8%	100.0%
Percentage of debt bearing a fixed rate (at fair value)	1.2%	0.0%
Number of portfolio companies	124	69

(1) Includes performing debt and other income producing investments (excluding investments on non-accrual). As of September 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities.

($ in millions)	As of September 30, 2024				As of December 31, 2023
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$249.5	100.0%	$251.4	100.0%	$111.5	100.0%	$112.9	100.0%
Non-Accrual	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$249.5	100.0%	$251.4	100.0%	$111.5	100%	$112.9	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, we had no investments on non-accrual status.

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

($ in millions)	As of September 30, 2024		As of December 31, 2023
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$-	-%	$-	-%
2	258.3	100.0	114.3	100.0
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-
Total	$258.3	100.0%	$114.3	100.0%

RESULTS OF OPERATIONS

Summarized statement of operations

($ in millions)	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the period from May 5, 2023 (Commencement of Operations) through September 30, 2023
Total investment income	$7.2	$1.4	$16.7	$1.7
Total net expenses	2.7	0.5	6.7	0.8
Net investment income	$4.5	$0.9	$10.0	$0.9
Net realized gain (loss) on investments	0.1	-	(0.2)	-
Net realized and unrealized gains (losses) on investments	(0.3)	0.3	0.4	0.4
Net realized and unrealized gains (losses)	$(0.2)	$0.3	$0.2	$0.4
Net increase (decrease) in net assets resulting from operations	$4.3	$1.2	$10.2	$1.3

Investment income

(in $ millions)	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the period from May 5, 2023 (Commencement of Operations) through September 30, 2023
Interest from investments	$6.9	$1.4	$16.2	$1.7
Paid-in-kind interest	0.2	-	0.2	-
Other income	0.1	-	0.3	-
Total investment income	$7.2	$1.4	$16.7	$1.7

For the three and nine months ended September 30, 2024, total investment income, which includes interest income and accretion of OID, was $7.2 million and $16.7 million, respectively.

For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, total investment income was $1.4 million and $1.7 million, respectively, and continued to increase with the growing portfolio. We expect total investment income to continue to increase with the growing portfolio.

Net expenses

(in $ millions)	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the period from May 5, 2023 (Commencement of Operations) through September 30, 2023
Interest and other debt financing costs	$2.1	$-	$4.3	$-
Management fees	0.5	0.2	1.4	0.2
Income based incentive fees	-	0.1	0.7	0.1
Capital gains based incentive fees	0.0	0.1	0.0	0.1
Organizational costs	1.5	-	1.5	-
Offering cost	0.6	-	0.6	-
Professional fees	0.1	0.1	0.6	0.2
Directors’ fees	0.0	0.0	0.1	0.1
Other general and administrative expenses	0.6	0.4	1.8	0.5
Total expenses	$5.4	$0.9	$11.0	$1.2
Management fee waiver	0.0	(0.2)	(0.6)	(0.2)
Income based incentive fees waiver	-	(0.1)	(0.7)	(0.1)
Capital gains based incentive fees waiver	0.0	(0.1)	0.0	(0.1)
Expense support reimbursement	(2.8)	-	(3.2)	-
Net expenses	$2.6	$0.5	$6.5	$0.8
Provision for income and excise taxes	0.1	-	0.2	-
Total	$2.7	$0.5	$6.7	$0.8

For the three and nine months ended September 30, 2024, total net expenses, including the impact of the fee waivers and expense support, were $2.7 million and $6.7 million, respectively.

For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, total expenses, including the impact of the fee waivers and expense support, were $0.5 million and $0.8 million, respectively. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Net investment income

For the three and nine months ended September 30, 2024, net investment income was $4.5 million and $10.0 million, respectively. For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, net investment income was $0.9 million. Net investment income can vary substantially from period to period due to various factors including net deployment, credit facility usage and market base rates.

Net realized and unrealized gains (losses) on investments

For the three and nine months ended September 30, 2024, we recorded net realized and unrealized appreciation (depreciation) on investments of $(0.2) million and $0.2 million, respectively. For the three months ended September 30, 2023 and for the period from May 5, 2023 (commencement of operations) through September 30, 2023, we recorded net unrealized gains on investments of $0.3 million and $0.4 million, respectively. The change in net unrealized gains on investments is primarily driven by the performance of our liquid credit investments.

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

As of September 30, 2024 and December 31, 2023, we had $14.3 million and $28.8 million in cash and cash equivalents and $48.7 million and $127.5 million of undrawn capacity on our JPM Funding Facility (as defined below) respectively, subject to borrowing base and other limitations. As of September 30, 2024, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of September 30, 2024, we were in compliance with our asset coverage requirements under the Investment Company Act. In addition, we were in compliance with all the financial covenant requirements of our JPM Funding Facility as of September 30, 2024. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

	As of September 30, 2024				As of December 31, 2023
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)
JPM Funding Facility	$150.0	$101.3	$48.7	$101.3	$150.0	$22.5	$127.5	$22.5

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

(3) As of September 30, 2024 and December 31, 2023, the carrying amount of the outstanding debt approximated fair value, unless otherwise noted.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2024 was 9.33%. The weighted average debt of the borrowings outstanding for the nine months ended September 30, 2024 was $61.2 million.

JPM Funding Facility

On December 8, 2023, we entered into a Loan and Security Agreement (as amended, the “JPM Funding Facility”), as servicer, with CPCI Funding SPV, LLC ("CPCI SPV"), our wholly owned subsidiary (the “Borrower”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $150.0 million with a reinvestment period ending December 8, 2026 and a final maturity date of December 8, 2028. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $500.0 million. In addition, on December 8, 2023, we, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which we will sell or contribute to the Borrower certain originated or acquired loans and other corporate debt securities and related assets from time to time. We consolidate CPCI SPV in our consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from CPCI SPV.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower. Since August 23, 2024, the interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.25%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility. Prior to August 23, 2024, the interest rate charged on the JPM Funding Facility was based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.60%. In addition, the Borrower will pay, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

The summary of costs incurred in connection with the JPM Funding Facility is presented below:

(in $ millions)	For the three months ended September 30, 2024	For the nine months ended September 30, 2024
Borrowing interest expense	$1.9	$3.6
Unused facility fees	0.0	0.2
Amortization of financing costs	0.1	0.3
Administrative fee	0.1	0.2
Total interest and other debt financing costs	$2.1	$4.3
Weighted average outstanding balance	$97.2	$61.2

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

As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 264% and 557%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the JPM Funding Facility.

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

Additionally, we have agreed to sell Class I shares to Sun Life Assurance Company of Canada, BK Canada Holdings Inc. and Scotia Private Credit Pool (the “Private Placement Investors”). The offer and sale of the Class I shares in such transactions (each, a “Private Placement”) were exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

The Private Placement Investors' subscriptions were initially drawn down at a price of $25.00 per share, and subsequent subscriptions were priced at our current NAV at the time of contribution. Since our commencement of operations, we received $153.2 million of committed capital from the Private Placements, and in exchange therefore, we issued approximately 5,996,083 Class I shares to four stockholders, including the investment from our sole initial stockholder.

On August 1, 2024, the Company held the first closing in its public offering on a continuous basis of up to $2.5 billion in Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to its Registration Statement on Form N-2 (File No. 333-268622) that was declared effective by the SEC on September 29, 2023 (the “Offering”). As of September 30, 2024, we have not offered or sold any of our Class S shares or Class D shares.

The following table lists the Common Shares issued and total consideration for both the Offering and the Private Placements as of the date of this filing, including approximately 326,214 and 2,292,549 Class I shares, respectively that were issued during the three and nine months ended September 30, 2024 in exchange for $8.8 million and $60.6 million, respectively. The table below does not include Common Shares issued through the Company’s distribution reinvestment plan. The Company intends to continue selling Common Shares in the Offering on a monthly basis.

(dollar amounts in millions)	Common Shares issued	Total consideration
Registered Offering:
Class I	274,266	$7.4
Class S	—	—
Class D	—	—
Private Placements:
Class I	5,996,083	153.2
Class S	—	—
Class D	—	—
Total:	6,270,349	$160.6

See "Recent Developments" for a subsequent event related to subscriptions pursuant to the Offering.

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

We declared monthly regular and special distributions for our Class I shares. The following table presents the monthly regular and special distributions that were declared and payable during the nine months ended September 30, 2024. We made no distributions for the period from May 5, 2023 (commencement of operations) through September 30, 2023.

(in $ millions, except per share amounts)			Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount
June 30, 2024	June 27, 2024	July 26, 2024	$0.16	$1.0
June 30, 2024	June 27, 2024	July 26, 2024	0.07	0.4	(1)
July 31, 2024	July 26, 2024	August 27, 2024	0.16	1.0
July 31, 2024	July 26, 2024	August 27, 2024	0.07	0.4	(1)
August 31, 2024	August 27, 2024	September 27, 2024	0.16	1.0
August 31, 2024	August 27, 2024	September 27, 2024	0.07	0.4	(1)
September 30, 2024	September 27, 2024	October 28, 2024	0.16	1.0
September 30, 2024	September 27, 2024	October 28, 2024	0.07	0.4	(1)
			$0.92	$5.6
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

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2024 and December 31, 2023 we had aggregate unfunded commitments totaling $35.6 million and $5.6 million, respectively. See Note 7 to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On October 28, 2024, we announced the declaration of $0.16 per share regular and $0.07 per share special distributions for the Class I shares. The distributions for Class I shares are payable to shareholders of record as of the open of business on October 31, 2024 and will be paid on or about November 27, 2024. The distributions will be paid in cash or reinvested in the Class I shares for stockholders participating in our distribution reinvestment plan.

On November 1, 2024, pursuant to the Offering, we received $11.0 million in subscriptions from a third party unaffiliated investor. The purchase price per Class I share will equal our net asset value per Class I share as of the last calendar day of October 2024 (the “October NAV”), which is generally expected to be available within 20 business days after November 1, 2024. At that time, the number of Class I shares issued to each investor based on the October NAV and such investor’s subscription amount will be determined and Class I shares will be credited to the investor’s account as of the effective date of the share purchase, November 1, 2024.

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

As of September 30, 2024, 98.8% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statement of Assets and Liabilities as of September 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	$2.5	$1.0	$1.5
Up 75 basis points	1.9	0.8	1.1
Up 50 basis points	1.3	0.5	0.8
Up 25 basis points	0.6	0.3	0.3
Down 25 basis points	(0.6)	(0.3)	(0.3)
Down 50 basis points	(1.3)	(0.5)	(0.8)
Down 75 basis points	(1.9)	(0.8)	(1.1)
Down 100 basis points	(2.5)	(1.0)	(1.5)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and “Risk Factors” of the Post-Effective Amendment No. 4 to our registration statement on Form N-2 filed on August 28, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and “Risk Factors” of Post-Effective Amendment No. 4 to our registration statement on Form N-2 filed on August 28, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Item 8.01 in our Current Reports on Form 8-K filed with the SEC on July 26, 2024, August 27, 2024, September 27, 2024 and October 28, 2024 for information about unregistered sales of our equity securities during the quarter and subsequent to the quarter end.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.1

First Amendment to Loan and Security Agreement, dated August 23, 2024, among CPCI Funding SPV, LLC, as borrower, Crescent Private Credit Income Corp., as servicer, U.S. Bank Trust Company, National Association as collateral agent and collateral administrator, U.S. Bank National Association as securities intermediary and JPMorgan Chase Bank as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-01599), filed on August 27, 2024).

10.2	Second Amended and Restated Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K (File No. 814-01599), filed on August 27, 2024).
10.3	Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K (File No. 814-01599), filed on August 27, 2024).
31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Eric Hall
Eric Hall
Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2024

By:	/s/ Kirill Bouek
Kirill Bouek
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 13, 2024