Form 10-K
period 2024-12-31
Crescent Private Credit Income Corp
filed 2025-02-21
CIK 1954360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ( 15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2024, there was no established public market for the Registrant's common stock, par value $0.01 per share ("Common Shares")

The number of shares of the Registrant’s Common Shares outstanding at February 21, 2025 was 6,991,873 of Class I Common Stock ("Class I Shares").

11

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III.

2

CRESCENT PRIVATE CREDIT INCOME CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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
•
political and regulatory conditions that contribute to uncertainty and market volatility, including the recent U.S.presidential election and legislative, regulatory, trade and policies associated with a new administration;
•
the conflict in the Middle East and the Russia-Ukraine war;
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
•
Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increase the risk of investing in us.
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
•
Increasing scrutiny from stakeholders and regulators with respect to environmental, social and governance (“ESG”)matters may impose additional costs and expose us to additional risks.

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
•
Although we have adopted a share repurchase program, we have discretion to not repurchase your Common Shares, to suspend the program, and to cease repurchases.
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

PART I

In this Annual Report, except where the context suggests otherwise, the terms “CPCI,” “we,” “us,” “our,” “the Fund,” and “the Company” refer to Crescent Private Credit Income Corp. The terms “Adviser” and “our investment adviser” refers to Crescent Cap NT Advisors, LLC, a Delaware limited liability company. The terms “Administrator” and “our administrator” refers to CCAP Administration, LLC, a Delaware limited liability company. The term “Crescent” refers to Crescent Capital Group LP and its affiliates. Unless otherwise noted, numerical information relating to Crescent is approximate as of December 31, 2024.

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

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation through debt and related equity investments. We seek to meet our investment objectives by:

•
utilizing the experience and expertise of the management team of the investment adviser, along with the broader resources of Crescent, in sourcing, evaluating and structuring transactions, subject to Crescent’s policies and procedures regarding the management of conflicts of interest;
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

We invest primarily in directly originated assets, including first lien senior secured and unitranche loans, second lien senior secured loans, subordinated secured and unsecured loans, subordinated debt, which in some cases includes an equity component and preferred component and other types of credit instruments, made to or issued by U.S. middle-market companies. The first and second lien senior secured loans generally have terms of five to eight years. In connection with our first and second lien senior secured loans, we generally receive security interests in certain assets of our portfolio companies that could serve as collateral in support of the repayment of such loans. First and second lien senior secured loans generally have floating interest rates, which may have interest rate floors, and also may provide for some amortization of principal and excess cash flow payments, with the remaining principal balance due at maturity. To a lesser extent, we may make investments in syndicated loans and other liquid credit investment opportunities, including in publicly traded debt instruments, for cash management purposes, while also presenting an opportunity for attractive investment returns. For purposes of our investment strategy, “credit instruments” may include distressed securities, securitized products, notes, bills, debentures, bank loans, convertible and preferred securities, and government and municipal obligations. We may also invest in foreign instruments and illiquid and restricted securities. Our portfolio of credit instruments may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution.

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

We may borrow money from time to time within the levels permitted by the Investment Company Act (up to 150% of asset coverage requirement). In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. See “Risk Factors—Risks Relating to Our Business and Structure—Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions”.

We currently intend to pay regular monthly distributions. However, any distributions we make will be at the sole discretion of our Board, which will consider factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time.

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

About Crescent

Crescent is a global credit investment manager with over $45 billion of assets under management. Crescent Capital Corporation, a predecessor to the business of Crescent, was formed in 1991 by Mark Attanasio and Jean-Marc Chapus as an asset management firm specializing in below-investment grade debt securities. With its headquarters in Los Angeles, Crescent has over 230 employees based in five offices in the U.S. and Europe. Messrs. Attanasio and Chapus head Crescent’s management committee, which oversees all of Crescent’s operations. On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent (the “Sun Life Transaction”). There were no changes to our investment objectives, strategies and process or to the Crescent team responsible for the investment operations as a result of the Sun Life Transaction.

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

Large and Growing Target Market. According to the National Center for the Middle Market, there were nearly 200,000 middle market companies in the United States with annual revenues between $10 million and $1 billion as of December 31, 2024. This market, which employs approximately 48 million people and represents one-third of private sector GDP in the United States, has generated a significant number of investment opportunities for investment vehicles advised by Crescent and its affiliates over the past three decades, and we believe that this market segment will continue to produce significant investment opportunities for us.

Consistent, Strong Leveraged Buyout Volumes Driving Demand. According to Leveraged Commentary and Data (“LCD”), a part of Pitchbook, leveraged buyout transaction volume in the United States has experienced significant growth over the past decade. We believe that the private equity markets will remain active, in part due to the significant amount of uninvested capital available to private equity funds. According to Preqin, as of September 30, 2024, private equity funds globally had over $1 trillion of capital available for new investments. This large pool of private equity capital will be used for future investments, which will require debt financing. The potential for a significant amount of private equity investment activity comes at a time when Crescent believes that the supply of private debt fund capital, while growing, is relatively limited. According to Preqin, the amount of private debt fund capital available globally as of September 2024 was approximately $277 billion, representing just over 25% of the available private equity capital.

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

Sponsor-Backed Middle Market Companies Attracted to Private Credit Solutions. Private equity firms continue to allocate an increasing share of their financings to direct lenders over the syndicated debt markets. As private credit has grown in size, the ability to commit to and hold larger debt tranches has led to market share gains. One driver of the market share gains is the fact that private credit typically provides for greater certainty of execution, particularly in periods of market volatility, relative to the syndicated credit markets, with one or more private credit lenders committing to an entire tranche and / or capital structure, significantly reducing the market risk typically associated with a broadly syndicated deal.

Experience in Private Credit

We believe that we have the following strengths:

•
The Crescent Platform. Since 1991, Crescent has been focused on and is a leading investor and credit manager in the below-investment grade credit markets. Crescent’s experience and performance across its investment strategies has earned the firm recognition and a reputation as a leading, reliable and creative provider of below-investment grade secured and unsecured debt capital solutions. We believe that the breadth of Crescent’s approximately $45 billion platforming assets, including over $34 billion of private credit assets, is a distinct platform when sourcing proprietary investment opportunities, providing access to an extensive network of relationships and insights into industry trends and the state of the capital markets. Our affiliation with Crescent provides expertise and efficiencies across the credit spectrum through Crescent’s market presence, scale, origination capabilities and experience investing in private credit.
•
Crescent also leverages market information, company knowledge and industry insight to enhance its ability to select liquid and illiquid credit assets for us. Crescent’s professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.
•
Scale and Tenure in the Credit Markets. As a large institution exclusively focused on below investment grade credit, Crescent has closed one or more deals with over 285 private equity firms. We believe Crescent is known as a reliable counterparty with valuable and focused expertise, which provides Crescent with access to investment opportunities not broadly available to other market participants. Crescent is also one of the largest U.S. direct lenders and liquid credit managers, which makes it a desirable and flexible capital provider, especially in competitive markets. We believe Crescent’s scale and experience enables it to identify attractive investment opportunities throughout economic cycles and across a company’s capital structure so we can make investments consistent with our stated investment objectives. Given its focus on capital preservation, Crescent has been entrusted with third party capital to invest across the below investment grade corporate credit landscape for over three decades and across numerous market cycles.
•
Seasoned and Integrated Investment Team. We believe the depth of the experience of Crescent’s senior management team, together with the wider resources of Crescent’s team of investment professionals, which is dedicated to identifying, originating, investing in and managing a portfolio of credit investments, is one of Crescent’s key strengths when sourcing and analyzing investment opportunities. Within Crescent, there are over 110 dedicated investment professionals, including the 80+ person private credit team. Senior investment professionals on the private credit team average over 20 years of relevant industry experience and over 10 years of experience at Crescent.
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

The Board

Overall responsibility for our oversight rests with the Board. We have entered into our Investment Advisory and Management Agreement with our investment adviser, pursuant to which our investment adviser will manage us on a day-to-day basis. The Board is responsible for overseeing our investment adviser and other service providers in our operations in accordance with the provisions of the Investment Company Act, our Third Amended and Restated Articles of Amendment and Restatement (the “charter"), our Second Amended and Restated Bylaws (the “bylaws") and applicable provisions of state and other laws. Our investment adviser keeps the

Board well informed as to our investment adviser’s activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request. The Board is currently composed of five members, three of whom are directors who are not “interested persons” of us or our investment adviser as defined in the Investment Company Act.

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

Non-Exchange Traded, Perpetual-Life BDC

We are a non-exchange traded BDC, meaning our shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration, whose common shares are intended to be sold monthly on a continuous basis at a price generally equal to our monthly NAV per share. In our perpetual-life structure, we intend to offer investors an opportunity to have us repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter or at all at our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of our being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

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

We do not believe that being an emerging growth company will have a significant impact on our business. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by our investment adviser and we do not directly compensate our executive officers, or reimburse our investment adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of our investment adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek stockholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

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

Our investment adviser waived its base management fee from inception through April 30, 2024 and began charging its base management fee on the value of the Company's net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. Our investment adviser voluntarily agreed to waive incentive fees from the Company's inception through December 31, 2024.

Base Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory and Management Agreement, net assets means our total net assets, determined on a consolidated basis in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and appropriately adjusted for any share issuances or repurchases during the current calendar month. For example, assuming there were 30 days in a calendar month, if we sold shares on the first day of the month, our net asset value for such month would give effect to the net proceeds of the issuance for the 30 days of the month during which the additional shares were outstanding. If we repurchased shares on the 25th day of the month, our net asset value for such month would give effect to the repurchase for the five days of the month during which such shares were no longer outstanding. For the first calendar month in which we had operations, May 2023, net assets were measured as the beginning net assets as of the effective date of the Investment Advisory and Management Agreement. Substantial additional fees and expenses may also be charged by the administrator to us, which is an affiliate of our investment adviser, for our allocable portion of overhead expenses under the Administration Agreement.

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

Administration Agreement

Our Board, including a majority of our independent directors, also approved the continuation of our Administration Agreement with our administrator, at a board meeting held on February 13, 2025. Pursuant to the Administration Agreement, the administrator furnishes us with administrative services. These services include providing us with office facilities, equipment, clerical,bookkeeping and record keeping services, maintaining financial and other records, preparing reports to stockholders and reports and other materials filed with the SEC or any other regulatory authority, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.Our administrator also will provide on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance. Certain of these services are reimbursable to our administrator under the terms of the Administration Agreement. In addition, our administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent our administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis, without profit to our administrator. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

Certain Terms of the Investment Advisory and Management Agreement and Administration Agreement

The Administration Agreement has been approved by our Board, including a majority of our independent directors. Unless earlier terminated as described below, the Administration Agreement will remain in effect until May 3, 2026 and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, and (ii) the vote of a majority of our independent directors. The Administration Agreement will automatically terminate in the event of assignment. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. The Investment Advisory and Management Agreement has been approved by our Board, including a majority of our independent directors. Unless earlier terminated as described below, the Investment Advisory and Management Agreement will remain in effect until May 3, 2026, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (a) the vote of our Board, or the vote of a majority of our outstanding voting securities and (b) the vote of a majority of our independent directors. The Investment Advisory and Management Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of stockholders holding a majority of our outstanding voting securities, or by the vote of our directors or by our investment adviser on 120 days’ written notice. The Administration Agreement will automatically terminate in the event of assignment.

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

Distributions

We currently intend to pay regular monthly distributions . However, any distributions we make will be at the sole discretion of our Board, which will consider factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our common stockholders of at least 90% of our taxable income and tax exempt interest. See “Description of Our Shares” which is an exhibit to this Annual Report on Form 10-K and “Election to be Taxed as a Regulated Investment Company”.

Distribution and Servicing Plan

On May 4, 2023, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”), and on February 13, 2025, the Board approved the continuance of the Distribution and Servicing Plan. The following table shows the stockholder servicing and/or distribution fees we pay the Intermediary Manager (as defined below) with respect to the Class S Common Stock (“Class S shares”) and Class D Common Stock (“Class D shares") on an annualized basis as a percentage of our NAV for such class.

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

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Company on behalf of our common stockholders who do not elect to receive their dividends in cash as provided below. As a result, if we declare, a cash distribution or other distribution, then our common stockholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution or other distribution. Distributions on fractional shares will be credited to each participating stockholder’s account to three decimal places.

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

Share Repurchase Program

We have commenced a share repurchase program in which we intend, at the discretion of our Board, to offer to repurchase up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. Our Board may amend, suspend, or terminate the share repurchase program at any time if it deems such action to be in our best interests and those of our common stockholders. For example, in accordance with our directors’ duties to the Company, our Board may amend, suspend or terminate the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to our directors’ duties to us. We will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all stockholders and filed with the SEC on Schedule TO. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our Board, except that we deduct 2.00% from such NAV for shares that have not been outstanding for at least one year (an “Early Repurchase Deduction”). Such share repurchase prices may be lower than the price at which investors purchase Common Shares in the Offering. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining common stockholders.

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

We do not provide key person life insurance for any of our key personnel.

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

Our ability to achieve our investment objectives depends on our ability to manage our business and to grow our investments and earnings. This depends, in turn, on Crescent’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon Crescent’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Crescent’s investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. Crescent’s personnel may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have entered into a license agreement with Crescent under which Crescent has agreed to grant us a non-exclusive, royalty-free license to use the name “Crescent Capital.” In addition, the Administration Agreement with our administrator, an affiliate of Crescent, requires we pay to our administrator our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the Administration Agreement, such as our allocable portion of the cost of our chief compliance officer, chief financial officer, general counsel and secretary, their respective staffs and operations personnel who provide services to us; provided that such reimbursement does not conflict with Section 7.8 of our charter. These agreements create conflicts of interest that the independent directors of our Board will monitor. For example, under the terms of the license agreement, we will be unable to preclude Crescent from licensing or transferring the ownership of the “Crescent Capital” name to third parties, some of whom may compete against us. Consequently, it will be unable to prevent any damage to goodwill that may occur as a result of the activities of Crescent or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Crescent Capital” as part of our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill it may have generated and otherwise harm our business.

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

In the event we default under our current credit facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the relevant credit facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the relevant credit facility or any future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, ability to pay dividends, financial condition, results of operations and cash flows. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which might result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations.

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

Under the Investment Company Act, a BDC is allowed to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150% if certain requirements are met. The reduced asset coverage requirement permits a BDC to borrow up to two dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by it. Because Crescent, as our sole initial stockholder, approved a proposal that allows us to reduce our asset coverage ratio to 150%, the ratio applicable to our senior securities is 150%.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we may use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our Common Shares to increase more sharply than it would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would have without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions or pay dividends on our Common Shares, make scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risk Factors—Risks Relating to Our Business and Structure—Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increase the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.”

We are and may be subject to restrictions under our credit facility and any future credit or other borrowing facility that could adversely impact our business.

Our current credit facility, and any future borrowing facility, may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We currently pledge and may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Like with our current credit facility, we expect that any future security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders, and we expect that the custodian for our securities serving as collateral for such loan would include in the custodian’s electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. Under our current credit facility, we are subject to customary events of default. If we were to default under the terms of our current credit facility or any future borrowing facility, the agent for the applicable lenders would be able to assume control of the timing of disposition of the assets pledged under the facility, which could include any or all of our assets securing such debt. Such remedial action would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, under our current credit facility, or any other future borrowing facility, we may be limited as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained.

There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under our current credit facility or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant credit facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

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

Accordingly, there are no assurances that we will be able to comply with the covenants in our current credit facility or future agreements governing any debt facilities we enter into. Failure to comply with these covenants could result in a default under these debt facilities, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increase the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we have borrowed from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of the holders of our Common Shares, and we would expect such lenders to seek recovery against our assets in the event of a default. We have and may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of our current credit facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our Common Shares or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, holders of our Common Shares will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to our investment adviser.

There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our current credit facility or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. There can be no assurance that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to stockholders or on terms that would not require us to breach the terms and conditions of our future debt agreements.

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

We may be the target of litigation.

Our investment activities subject us to litigation relating to the bankruptcy process and the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company’s direction. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

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

In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we and our portfolio companies are or may be required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

On January 20, 2025, Mr. Donald J. Trump was inaugurated as President of the United States. As a candidate, President Trump called for significant policy changes and the reversal of several of the prior presidential administration’s policies, including significant changes to U.S. fiscal, tax, trade, healthcare, immigration, foreign, and government regulatory policy. In addition, to the extent the U.S. Congress or the current or future presidential administrations implement changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation, interest rates, fiscal or monetary policy and other areas in ways that adversely impact us or our portfolio companies.

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

Increasing scrutiny from stakeholders and regulators with respect to ESG matters may impose additional costs and expose us to additional risks.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to ESG matters. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as human rights, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG matters could impact the value of our brand, our relationship with future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

In addition, “Anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view our investment adviser’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose our investment adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

Additionally, certain regulations related to ESG that are applicable to us or our portfolio companies could adversely affect our business. For example, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward more sustainable economic activity. The action plan contemplates, among other things: establishing European Union (“EU”) labels for green financial products; increasing disclosure requirements in the financial services sector around sustainability and strengthening the transparency of companies on their ESG policies and related processes and management systems; and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. Moreover, on January 5, 2023, the Corporate Sustainability Reporting Directive (“CSRD”) came into effect. The CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). The CSRD requires a much broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce detailed and prescriptive reports on sustainability-related matters within their financial statements. There can be no assurance that adverse developments with respect to CSRD will not adversely affect our assets or the returns from those assets. One or more of our portfolio companies may fall within scope of CSRD and this may lead to increased management burdens and costs. There is a risk that a significant reorientation in the market following the implementation of these regulations could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or allegations or evidence of “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. In addition, there is regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. In March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. Compliance with any new laws, regulations or disclosure obligations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our investment adviser and its affiliates. Any such distributions funded through expense reimbursements will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our investment adviser and its affiliates continue to make such reimbursements. As of December 31, 2024, there was $5.0 million of expenses supported by the investment adviser that were eligible for reimbursement pursuant to the Expense Support and Conditional Reimbursement Agreement. Our future repayments of amounts reimbursed by our investment adviser or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. In addition, the initial advancement of expenses or waiver of fees by our investment adviser and its affiliates pursuant to the Expense Support and Conditional Reimbursement Agreement may prevent or reduce a decline in NAV in the short term, and our reimbursement of these amounts may reduce NAV in the future. Further, there can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our investment adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

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

Although we have adopted a share repurchase program, we have discretion to not repurchase your Common Shares, to suspend the program, and to cease repurchases.

We have adopted a share repurchase program. Our Board may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your Common Shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer is repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

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

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and establishes a “best interest” obligation for broker-dealers and their associated persons when making recommendations of any securities transaction or investment strategy involving securities to a retail customer. The obligations of Regulation Best Interest are in addition to, and may be more restrictive than, the suitability requirements listed above. When making such a recommendation to a retail customer, a broker-dealer must, among other things, act in the best interest of the retail customer at the time a recommendation is made, without placing its interests ahead of its retail customer’s interests. A broker-dealer may satisfy the best interest standard imposed by Regulation Best Interest by meeting disclosure, care, conflict of interest and compliance obligations. In addition, broker-dealers are required to provide retail investors a brief relationship summary, or Form CRS, that summarizes for the retail investor key information about the broker-dealer.

Under Regulation Best Interest, high cost, high risk and complex products may require greater scrutiny by broker-dealers and their salespersons before they recommend such products. There are likely alternatives to us that are reasonably available to a retail customer, through their broker or otherwise, and those alternatives may be less costly, have less complexity or have lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Common Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. Currently, there is no administrative or case law interpreting Regulation Best Interest and the full scope of its applicability on brokers participating in an offering of our Common Shares cannot be determined at this time.

The impact of Regulation Best Interest on brokers participating in an offering of our Common Shares cannot be determined at this time, but it may negatively impact whether brokers and their associated persons recommend an offering of our Common Shares to retail customers. Such brokers and their associated persons may determine that Regulation Best Interest requires such brokers and their associated persons to not recommend the Fund to their customers because doing so may not be in the customers’ best interest, which would negatively impact our ability to raise capital in an offering of our Common Shares. If Regulation Best Interest reduces our ability to raise capital in an offering of our Common Shares, it would harm our ability to create a diversified portfolio of investments and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

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

Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. U.S. inflation rates have fluctuated in recent periods, and remain well above historical levels over the past several decades. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If these portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. See “—We are exposed to risks associated with changes in interest rates.”

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

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies' financial condition, through decreased revenues. Extreme weather conditions or events (including wildfires, droughts, hurricanes and floods), which may become more severe and frequent as a result of climate change, in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Other risks associated with climate change include transition risks, such as risks related to the impact of climate-related legislation and regulation (both domestically and internationally), political and policy risks, as well as risks related to climate-related business trends, including changes in technology and consumer preferences.

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

Our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the Investment Company Act, Maryland law and our charter, such mergers will not require stockholder approval so you will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of our NAV per share of the Fund or are otherwise required to be approved under Maryland law. These mergers may involve funds managed by affiliates of our investment adviser. Subject to stockholder approval, the Board may also seek to convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident stockholders.

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

Many of the portfolio companies in which we expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay their loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Macroeconomic factors such as real GDP growth, consumer confidence, global health crises, supply chain disruptions, inflation, employment levels, oil prices, interest rates, tax rates, foreign currency exchange rate fluctuations and other macroeconomic trends including economic and political events in or affecting the world's major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East, can adversely affect customer demand for the products and services that our portfolio companies offer and may adversely impact their businesses or financial results. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in the U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs. In addition, although we invest primarily in companies located in the United States, our portfolio companies may rely on parts or supplies manufactured outside the United States. As a result, any event causing a disruption of imports, including natural disasters, public health crises, or the imposition of import or trade restrictions in the form of tariffs or quotas could increase the cost and reduce the supply of products available to our portfolio companies, which may negatively impact their businesses or financial results.

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

In addition, the failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our or our portfolio company’s ability to access deposits or borrow from financial institutions on favorable terms. Additionally, if a portfolio company or its sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with us, which in turn may result in fewer co-investment opportunities being made available to us or impact our ability to provide additional follow-on support to portfolio companies. Our ability and our portfolio companies' ability to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on our respective assets as a result of a bank agreeing to provide financing.

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

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the ongoing war between Russia and Ukraine, conflicts in the Middle East and the trade tensions between the U.S. and China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

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

Date	Class I NAV Per Share
January 31, 2024	$26.24
February 29, 2024	26.45
March 31, 2024	26.68
April 30, 2024	26.79
May 31, 2024	27.09
June 30, 2024	26.95
July 31, 2024	26.89
August 31, 2024	26.83
September 30, 2024	26.95
October 31, 2024	27.00
November 30, 2024	26.99
December 31, 2024	27.06

There were no Class S shares or Class D shares issued and outstanding during the period from May 5, 2023 (commencement of operations) through December 31, 2024.

Capital Share Activity

We have authorized three classes of common stock, par value $0.01 per share, Class S Common Stock (“Class S shares”), Class D Common Stock (“Class D shares”) and Class I Common Stock (“Class I shares” and together, with Class S shares and Class D shares, “Common Shares”). As of December 31, 2024, pursuant to subscription agreements entered into between us and Crescent, Sun Life, BK Canada Holdings Inc., and Scotia Private Credit Pool (“Private Placements”) and our public offering on a continuous basis of up to $2.5 billion in Common Shares pursuant to our Registration Statement on Form N-2 (File No. 333-268622) that was declared effective by the SEC on September 29, 2023 (the “Offering”) that commenced on August 1, 2024, we have issued approximately 6,677,756 Class I shares and raised gross proceeds of approximately $171.6 million since inception through December 31, 2024.

The following table lists the Common Shares issued and total consideration for both the Offering and the Private Placements, including approximately 2,699,957 Class I shares, that were issued during the year ended December 31, 2024 in exchange for $71.6 million. The table below does not include Common Shares issued through the Company’s distribution reinvestment plan. The Company intends to continue selling Common Shares in the Offering on a monthly basis.

(dollar amounts in millions)	Common Shares issued	Total consideration
Registered Offering:
Class I	681,673	$18.4
Class S	—	—
Class D	—	—
Private Placements:
Class I	5,996,083	153.2
Class S	—	—
Class D	—	—
Total:	6,677,756	$171.6

See "Recent Developments" for a subsequent event related to subscriptions pursuant to the Offering.

Distribution Policy

We currently intend to pay regular monthly distributions. However, any distributions we make will be at the sole discretion of our Board, which will consider factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC (as defined below) requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our common stockholders of at least 90% of our taxable income and tax exempt interest. The per share amount of distributions on Class S shares, Class D shares and Class I shares generally differ because of different class-specific stockholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and distributions on Class D shares will be lower than Class I shares because we are required to pay higher ongoing stockholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay a higher ongoing stockholder servicing and/or Distribution fees with respect to the Class D shares (compared to Class I shares). In this way, stockholder servicing and/or distribution fees are indirectly paid by holders of Class S shares and Class D shares, in that the stockholder servicing and/or distribution fee charged to such class is used by the Company to compensate third-party brokers that sell Common Shares or provide services to investors who own Common Shares.

The following table presents the monthly regular and special distributions for our Class I shares that were declared and payable during the year ended December 31, 2024. We made no distributions for the period from May 5, 2023 (commencement of operations) through December 31, 2023.

(in $ millions, except per share amounts)			Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount
June 30, 2024	June 27, 2024	July 26, 2024	$0.16	$1.0
June 30, 2024	June 27, 2024	July 26, 2024	0.07	0.4	(1)
July 31, 2024	July 26, 2024	August 27, 2024	0.16	1.0
July 31, 2024	July 26, 2024	August 27, 2024	0.07	0.4	(1)
August 31, 2024	August 27, 2024	September 27, 2024	0.16	1.0
August 31, 2024	August 27, 2024	September 27, 2024	0.07	0.4	(1)
September 30, 2024	September 27, 2024	October 28, 2024	0.16	1.0
September 30, 2024	September 27, 2024	October 28, 2024	0.07	0.4	(1)
October 31, 2024	October 28, 2024	November 26, 2024	0.16	1.0
October 31, 2024	October 28, 2024	November 26, 2024	0.07	0.4	(1)
November 29, 2024	November 21, 2024	December 27, 2024	0.16	1.1
November 29, 2024	November 21, 2024	December 27, 2024	0.07	0.5	(1)
December 31, 2024	December 26, 2024	January 27, 2025	0.16	1.1
December 31, 2024	December 26, 2024	January 27, 2025	0.07	0.5	(1)
			$1.61	$10.2
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

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which stockholders will have their cash distributions automatically reinvested in additional shares of the Company's same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. As a result, if we declare, a cash dividend or other distribution, then stockholders who have not opted out of our distribution reinvestment plan (or, in the case of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington stockholders and clients of participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, opted to participate in such plan), will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating stockholder’s account to three decimal places.

Share Repurchase Program

We have commenced a share repurchase program in which the Company intends, at the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. The Board may amend, suspend, or terminate the share repurchase program at any time if it deems such action to be in the best interests of us and our common stockholders. For example, in accordance with the directors’ duties to us, the Board may amend, suspend or terminate the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect its operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to the directors’ duties to us. We will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all stockholders and filed with the SEC on Schedule TO. All common stockholders will be given at least 20 business days to elect to participate in such share repurchases. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our Board, except that we deduct 2.00% from such NAV for shares that have not been outstanding for at least one year (an “Early Repurchase Deduction”). Such share repurchase prices may be lower than the price at which investors purchase Common Shares in the Offering. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining common stockholders.

There were no share repurchases completed for the year ended December 31, 2024 and the period from May 5, 2023 (commencement of operations) through December 31, 2023.

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

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of December 31, 2024		As of December 31, 2023
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$136.0	48.3%	$82.6	72.4%
Unitranche First Lien	130.6	46.3	30.3	26.4
Unitranche First Lien - Last Out	3.5	1.2	-	-
Unsecured Debt	3.2	1.1	-	-
Equity	4.3	1.5	1.4	1.2
LLC/LP Equity Interests	4.6	1.6	-	-
Total Investments	$282.2	100.0%	$114.3	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the year ended	For the period from May 5, 2023 (Commencement of Operations) through
	December 31, 2024	December 31, 2023
New investments at cost:
Senior Secured First Lien	$95.0	$82.0
Unitranche First Lien	123.5	29.8
Unitranche First Lien - Last Out	3.6	—
Unsecured Debt	2.8	—
Equity	2.2	1.4
LLC/LP Equity Interests	4.5	—
Total Investments	$231.6	$113.2
Proceeds from investments sold or repaid:
Senior Secured First Lien	$48.6	$0.4
Unitranche First Lien	17.0	—
Total Proceeds	$65.6	$0.4
Net increase (decrease) in portfolio	$166.0	$112.8

The following table presents certain selected information regarding our investment portfolio:

	As of December 31, 2024	As of December 31, 2023
Weighted average yield on income producing securities (at cost) (1)	9.5%	10.7%
Percentage of debt bearing a floating rate (at fair value)	98.8%	100.0%
Percentage of debt bearing a fixed rate (at fair value)	1.2%	0.0%
Number of portfolio companies	133	69

(1) Includes performing debt and other income producing investments (excluding investments on non-accrual). As of December 31, 2024 and December 31, 2023, there were no investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities.

($ in millions)	As of December 31, 2024				As of December 31, 2023
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$271.9	100.0%	$273.3	100.0%	$111.5	100.0%	$112.9	100.0%
Non-Accrual	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$271.9	100.0%	$273.3	100.0%	$111.5	100%	$112.9	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2024 and 2023, we had no investments on non-accrual status.

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

($ in millions)	As of December 31, 2024		As of December 31, 2023
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$-	-%	$-	-%
2	274.9	97.4	114.3	100.0
3	7.3	2.6	-	-
4	-	-	-	-
5	-	-	-	-
Total	$282.2	100.0%	$114.3	100.0%

RESULTS OF OPERATIONS

Summarized statement of operations

($ in millions)	For the Year Ended December 31, 2024	For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Total investment income	$23.6	$4.0
Total net expenses, including taxes	9.4	1.6
Net investment income	$14.2	$2.4
Net realized gain (loss) on investments	(0.2)	-
Net unrealized appreciation (depreciation) on investments and foreign currency translation	1.4	1.4
Net realized and unrealized gains (losses)	$1.2	$1.4
Net increase (decrease) in net assets resulting from operations	$15.4	$3.8

Investment income

(in $ millions)	For the Year Ended December 31, 2024	For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Interest from investments	$22.9	$3.8
Paid-in-kind interest	0.3	-
Other income	0.4	0.2
Total investment income	$23.6	$4.0

For the year ended December 31, 2024 and for the period from May 5, 2023 (commencement of operations) through December 31, 2023, total investment income, which includes interest income and accretion of OID, was $23.6 million and $4.0 million respectively. The increase was primarily as a result of an increase in the average size of our investment portfolio. We expect total investment income to continue to increase with the growing portfolio.

Net expenses

(in $ millions)	For the Year Ended December 31, 2024	For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Interest and other debt financing costs	$6.3	$0.2
Management fees	2.0	0.6
Income based incentive fees	0.9	0.2
Capital gains based incentive fees	0.2	0.2
Organizational costs	1.5	-
Offering costs	1.5	-
Professional fees	0.9	0.3
Directors’ fees	0.2	0.1
Other general and administrative expenses	2.3	0.9
Total expenses	$15.8	$2.5
Management fee waiver	(0.6)	(0.6)
Income based incentive fees waiver	(0.9)	(0.2)
Capital gains based incentive fees waiver	(0.2)	(0.2)
Expense support reimbursement	(5.0)	-
Net expenses	$9.1	$1.5
Provision for income and excise taxes	0.3	0.1
Total	$9.4	$1.6

For the year ended December 31, 2024 and for the period from May 5, 2023 (commencement of operations) through December 31, 2023, total net expenses, including the impact of the fee waivers, were $9.4 and $1.6 million, respectively. The increase was primarily as a result of an increase in the average size of our investment portfolio. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Net investment income

For the year ended December 31, 2024 and for the period from May 5, 2023 (commencement of operations) through December 31, 2023, net investment income was $14.2 and $2.5 million, respectively. The increase was primarily due to an increase in the average size of our investment portfolio. Net investment income can vary substantially from period to period due to various factors including net deployment, credit facility usage and market base rates.

Net realized and unrealized gains (losses) on investments

For the year ended December 31, 2024 and for the period from May 5, 2023 (commencement of operations) through December 31, 2023, we recorded net realized gains (losses) and unrealized appreciation (depreciation) on investments of $1.2 and $1.4 million, respectively. The change in net unrealized gains on investments is primarily driven by the performance of our investment portfolio.

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

As of December 31, 2024 we had $21.4 million in cash and cash equivalents and $38.0 million of undrawn capacity on our JPM Funding Facility (as defined below), subject to borrowing base and other limitations. As of December 31, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on current cash, availability under our credit facility, short-term investments and ongoing principal repayments on debt investment assets.

As of December 31, 2024, we were in compliance with our asset coverage requirements under the Investment Company Act. In addition, we were in compliance with all the financial covenant requirements of our JPM Funding Facility as of December 31, 2024. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

	As of December 31, 2024				As of December 31, 2023
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)
JPM Funding Facility	$150.0	$112.0	$38.0	$112.0	$150.0	$22.5	$127.5	$22.5

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2024 and the period from May 5, 2023 (commencement of operations) through December 31, 2023 was 8.67% and 8.41%, respectively. The weighted average debt of the borrowings outstanding for the year ended December 31, 2024 and the period from May 5, 2023 (commencement of operations) through December 31, 2023 was $73.2 and $2.2 million, respectively.

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

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower. Since August 23, 2024, the interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.25%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility. Prior to August 23, 2024, the interest rate charged on the JPM Funding Facility was based on an applicant benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.60%. In addition, the Borrower will pay, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

The summary of costs incurred in connection with the JPM Funding Facility is presented below:

(in $ millions)	For the Year Ended December 31, 2024	For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Borrowing interest expense	$5.4	$0.1
Unused facility fees	0.3	0.0
Amortization of financing costs	0.4	-
Administrative fee	0.2	0.1
Total interest and other debt financing costs	$6.3	$0.2
Weighted average outstanding balance	$73.2	$2.2

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

As of December 31, 2024 and 2023, our asset coverage ratio was 259% and 557%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the JPM Funding Facility.

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

Additionally, we agreed to sell Class I shares to Sun Life Assurance Company of Canada, BK Canada Holdings Inc. and Scotia Private Credit Pool (the “Private Placement Investors”). The offer and sale of the Class I shares in such transactions (each, a “Private Placement”) were exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

The Private Placement Investors' subscriptions were initially drawn down at a price of $25.00 per share, and subsequent subscriptions were priced at our current NAV at the time of contribution. Since our commencement of operations through December 31, 2024, we received $153.2 million of committed capital from the Private Placements, and in exchange therefore, we issued approximately 5,996,083 Class I shares to four stockholders, including the investment from our sole initial stockholder.

On August 1, 2024, we held the first closing in our public offering on a continuous basis of up to $2.5 billion in Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to our Registration Statement on Form N-2 (File No. 333-268622) that was declared effective by the SEC on September 29, 2023 (the “Offering”). As of December 31, 2024, pursuant to the Private Placements and our Offering that commenced on August 1, 2024, we have issued approximately 6,677,756 Class I shares and raised gross proceeds of approximately $171.6 million since inception through December 31, 2024. As of December 31, 2024, we have not offered or sold any of our Class S shares or Class D shares.

The following table lists the Common Shares issued and total consideration for both the Offering and the Private Placements, including approximately 2,699,957 Class I shares, that were issued during the year ended December 31, 2024 in exchange for $71.6 million. The table below does not include Common Shares issued through the Company’s distribution reinvestment plan. The Company intends to continue selling Common Shares in the Offering on a monthly basis.

(dollar amounts in millions)	Common Shares issued	Total consideration
Registered Offering:
Class I	681,673	$18.4
Class S	—	—
Class D	—	—
Private Placements:
Class I	5,996,083	153.2
Class S	—	—
Class D	—	—
Total:	6,677,756	$171.6

See "Recent Developments" for a subsequent event related to subscriptions pursuant to the Offering.

Capital Share Distributions

We currently intend to pay regular monthly distributions. Any distributions we make will be at the sole discretion of our Board, which will consider factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board's discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC (as defined below) requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our common stockholders of at least 90% of our taxable income and tax exempt interest.

We declared monthly regular and special distributions for our Class I shares. The following table presents the monthly regular and special distributions that were declared and payable during the year ended December 31, 2024. We made no distributions for the period from May 5, 2023 (commencement of operations) through December 31, 2023.

(in $ millions, except per share amounts)			Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount
June 30, 2024	June 27, 2024	July 26, 2024	$0.16	$1.0
June 30, 2024	June 27, 2024	July 26, 2024	0.07	0.4	(1)
July 31, 2024	July 26, 2024	August 27, 2024	0.16	1.0
July 31, 2024	July 26, 2024	August 27, 2024	0.07	0.4	(1)
August 31, 2024	August 27, 2024	September 27, 2024	0.16	1.0
August 31, 2024	August 27, 2024	September 27, 2024	0.07	0.4	(1)
September 30, 2024	September 27, 2024	October 28, 2024	0.16	1.0
September 30, 2024	September 27, 2024	October 28, 2024	0.07	0.4	(1)
October 31, 2024	October 28, 2024	November 26, 2024	0.16	1.0
October 31, 2024	October 28, 2024	November 26, 2024	0.07	0.4	(1)
November 29, 2024	November 21, 2024	December 27, 2024	0.16	1.1
November 29, 2024	November 21, 2024	December 27, 2024	0.07	0.5	(1)
December 31, 2024	December 26, 2024	January 27, 2025	0.16	1.1
December 31, 2024	December 26, 2024	January 27, 2025	0.07	0.5	(1)
			$1.61	$10.2
(1)
Represents a special distribution.

See “Recent Developments” for subsequent events relating to regular and special distributions declared by the Company.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which stockholders will have their cash distributions automatically reinvested in additional shares of the Company's same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. As a result, if we declare, a cash dividend or other distribution, then stockholders who have not opted out of our distribution reinvestment plan (or, in the case of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington stockholders and clients of participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, opted to participate in such plan), will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating stockholder’s account to three decimal places.

Share Repurchase Program

We have commenced a share repurchase program in which we intend, at the discretion of our Board, to offer to repurchase up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. Our Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interests and those of our common stockholders. For example, in accordance with our directors' duties to the Company, our Board may amend, suspend or terminate the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to our directors’ duties to us. We will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all stockholders and filed with the SEC on Schedule TO. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2024 we had aggregate unfunded commitments totaling $44.5 million. See Note 7 “Commitments and Contingencies” to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On January 29, 2025, we announced the declaration of $0.16 per share regular and $0.06 per share special distributions for the Class I shares. The distributions for Class I shares are payable to stockholders of record as of the open of business on January 31, 2025 and will be paid on or about February 27, 2025. The distributions will be paid in cash or reinvested in the Class I shares for stockholders participating in our distribution reinvestment plan.

On January 1, 2025, we issued 314,117 Class I shares to a third party unaffiliated investor for an aggregate purchase price of $8.5 million. The purchase price per Class I share was $27.06, which was the Company’s net asset value per Class I share as of December 31, 2024. The offer and sale of the Class I shares was exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

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

As of December 31, 2024, 98.8% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statements of Assets and Liabilities as of December 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	$2.7	$1.1	$1.6
Up 75 basis points	2.0	0.8	1.2
Up 50 basis points	1.4	0.6	0.8
Up 25 basis points	0.7	0.3	0.4
Down 25 basis points	(0.7)	(0.3)	(0.4)
Down 50 basis points	(1.4)	(0.6)	(0.8)
Down 75 basis points	(2.0)	(0.8)	(1.2)
Down 100 basis points	(2.7)	(1.1)	(1.6)
(1)
Excludes the impact of income incentive fees. See Note 3 “Agreements and Related Party Transactions” to our consolidated financial statements for more information on the income incentive fees.

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT PRIVATE CREDIT INCOME CORP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Los Angeles, CA, PCAOB ID: 42)	73
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023	74
Consolidated Statements of Operations for the year ended December 31, 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023	75
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023	76
Consolidated Statements of Cash Flows for the year ended December 31, 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023	77
Consolidated Schedule of Investments as of December 31, 2024	77
Consolidated Schedule of Investments as of December 31, 2023	88
Notes to Consolidated Financial Statements	92

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Crescent Private Credit Income Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Crescent Private Credit Income Corp. (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the syndication agents, underlying investees and others; when replies were not received from the syndication agents, underlying investees or others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Los Angeles, California

February 21, 2025

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

	As of December 31, 2024	As of December 31, 2023

Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $280,031 and $112,919, respectively)	$282,161	$114,294
Cash and cash equivalents	10,695	8,576
Restricted cash and cash equivalents	10,672	20,178
Receivable from unsettled transactions	1,299	-
Interest receivable	1,372	671
Deferred offering costs	2,202	-
Other assets	3,377	3
Total assets	$311,778	$143,722

Liabilities
Debt (net of deferred financing costs of $1,413 and $1,772, respectively)	$110,566	$20,728
Interest and other debt financing costs payable	1,917	177
Payable for investments purchased	2,094	17,762
Distribution payable	1,536	-
Management fees payable	545	-
Accrued expenses and other liabilities	5,895	1,197
Subscriptions received in advance	8,500	-
Total liabilities	131,053	39,864

Commitments and Contingencies (Note 7)
Net assets
Common stock, par value $0.01 per share (300,000,000 shares authorized, 6,677,756 and 3,977,799 shares issued and outstanding, respectively)	67	40
Paid-in capital in excess of par value	171,093	99,875
Accumulated earnings/(loss)	9,565	3,943
Total net assets	180,725	103,858
Total liabilities and net assets	$311,778	$143,722
Net asset value per share (Class I)	$27.06	$26.11

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Operations
(in thousands, except for per share data)

	For the Year Ended December 31, 2024	For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$22,898	$3,882
Paid-in-kind interest	305	-
Other income	391	160
Total investment income	23,594	4,042

Expenses:
Interest and other debt financing costs	6,346	188
Management fees	1,979	590
Income based incentive fees	879	198
Capital gains based incentive fees	151	172
Organizational costs	1,544	-
Offering costs	1,521	-
Professional fees	820	277
Directors’ fees	185	142
Other general and administrative expenses	2,258	867
Total expenses	15,683	2,434
Management fees waiver	(585)	(590)
Income based incentive fees waiver	(879)	(198)
Capital gains based incentive fees waiver	(151)	(172)
Expense support reimbursement	(5,034)	-
Net expenses	9,034	1,474
Net investment income before taxes	14,560	2,568
Provision for excise taxes	325	110
Net investment income	14,235	2,458
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(97)
Foreign currency transactions	(87)	-
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	755	1,375
Foreign currency translation	636	-
Net realized and unrealized gains (losses) on investments	1,207	1,375
Net increase in net assets resulting from operations	$15,442	$3,833

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)

	Common Stock
	Class I Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	3,977,799	$40	$99,875	$3,943	$103,858
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	14,235	14,235
Net realized gain (loss) on investments	-	-	-	(184)	(184)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	-	-	-	1,391	1,391
Issuance of common stock - Class I shares	2,699,957	27	71,543	-	71,570
Distributions to stockholders	-	-	-	(10,145)	(10,145)
Total increase (decrease) for the year ended December 31, 2024	2,699,957	$27	$71,543	$5,297	$76,867
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 9)	-	-	(325)	325	-
Balance at December 31, 2024	6,677,756	$67	$171,093	$9,565	$180,725

	Common Stock
	Class I Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings	Total Net Assets
Balance at May 5, 2023 (Commencement of Operations)	1,000	$-	$25	$-	$25
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	2,458	2,458
Net change in unrealized appreciation (depreciation) on investments				1,375	1,375
Issuance of common stock - Class I shares	3,976,799	40	99,960	-	100,000
Total increase (decrease) in net assets	3,976,799	$40	$99,960	$3,833	$103,833
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 9)	-	-	(110)	110	-
Balance at December 31, 2023	3,977,799	$40	$99,875	$3,943	$103,858

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31, 2024	For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$15,442	$3,833
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(231,846)	(113,237)
Proceeds from sales of investments and principal repayments	65,556	424
Net realized (gain) loss on investments, foreign currency transactions	184	-
Net change in unrealized (appreciation) depreciation on investments, foreign currency translation	(1,391)	(1,375)
Amortization of premium and accretion of discount, net	(1,006)	(106)
Amortization of deferred offering costs	1,521	-
Amortization of deferred financing costs	359	23
Change in operating assets and liabilities:
(Increase) decrease in receivable from unsettled transactions	(1,299)	-
(Increase) decrease in interest receivable	(701)	(671)
(Increase) decrease in other assets	(3,374)	(3)
Increase (decrease) in payable for investment purchased	(15,668)	17,762
Increase (decrease) in interest and other debt financing costs payable	1,740	177
Increase (decrease) in management fees payable	545	-
Increase (decrease) in accrued expenses and other liabilities	4,698	1,197
Net cash provided by (used for) operating activities	$(165,240)	$(91,976)

Cash flows from financing activities:
Proceeds from issuance of common stock	71,570	100,000
Increase (decrease) in subscriptions received in advance	8,500	-
Distributions paid	(8,609)	-
Offering costs paid	(3,723)	-
Borrowings on credit facilities	120,621	22,500
Repayments on credit facilities	(30,500)	-
Deferred financing and debt issuance costs paid	—	(1,795)
Net cash provided by (used for) financing activities	157,859	120,705
Effect of exchange rate changes on cash denominated in foreign currency	(6)	-
Net increase (decrease) in cash and cash equivalents	(7,387)	28,729
Cash and cash equivalents, restricted cash and foreign currency, beginning of period	28,754	25
Cash and cash equivalents, restricted cash and foreign currency, end of period (1)	$21,367	$28,754

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$4,234	$-
Cash paid during the period for taxes	$110	$-
Accrued but unpaid distributions	$1,536	$-

(1) As of December 31, 2024, the balance included cash and cash equivalents of $10,695 (including cash denominated in foreign currency of $40) and restricted cash and cash equivalents of $10,672 (including cash denominated in foreign currency of $440). As of December 31, 2023, the balance included cash and cash equivalents of $8,576 and restricted cash and cash equivalents of $20,178.

See accompanying notes

e

inde

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
Ahead DB Holdings (7)	Senior Secured First Lien Term Loan	S + 350	7.83%	02/2031	$96	$96	0.1%	$97
Brand Industrial Services (7)	Senior Secured First Lien Term Loan	S + 450	9.07%	08/2030	310	309	0.2	301
Conair (7)	Senior Secured First Lien Term Loan	S + 375	8.11%	05/2028	990	987	0.5	894
CP Atlas (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.11%	11/2027	1,237	1,227	0.7	1,209
Fairbanks Morse Defense (7)	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	9.05%	06/2028	1,013	1,001	0.6	1,020
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	-	(6)	(0.0)	(13)
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			11/2030	-	(5)	(0.0)	(5)
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.34%	11/2030	3,197	3,166	1.8	3,165
Parts Town (5)	Unitranche First Lien Delayed Draw Term Loan			04/2030	-	-	-	-
Parts Town	Unitranche First Lien Term Loan	S + 325 (100 Floor) (including 175 PIK)	9.33%	04/2030	5,272	5,240	2.8	5,272
White Cap (7)	Senior Secured First Lien Term Loan	S + 325	7.61%	10/2029	1,490	1,488	0.8	1,495
					13,605	13,503	7.5	13,435
Commercial and Professional Services
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.18%	10/2028	442	438	0.2	440
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.18%	10/2028	1,112	1,101	0.6	1,106
CMG Holdco (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.18%	10/2028	877	860	0.5	869
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	-	(6)	(0.0)	(3)
CMG Holdco (5)	Unitranche First Lien Revolver	S + 475 (100 Floor)	9.31%	10/2028	88	83	0.0	85
CMG Holdco	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.18%	10/2028	750	743	0.4	746
Corelogic (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.86%	06/2028	1,485	1,462	0.8	1,469
Crisis Prevention Institute, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	8.43%	04/2031	323	322	0.2	325
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.90%	06/2031	885	868	0.5	856
Duraserv LLC (4)(5)	Senior Secured First Lien Revolver			06/2030	-	(8)	(0.0)	(14)
Duraserv LLC	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.90%	06/2031	4,809	4,762	2.6	4,731
Galway Borrower, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.82%	09/2028	58	52	0.0	60
Galway Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.82%	09/2028	99	54	0.1	113

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.58%	10/2030	330	318	0.2	335
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2029	-	(11)	0.0	5
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.68%	10/2030	3,496	3,411	2.0	3,531
LABL Inc (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	9.36%	10/2028	990	977	0.5	959
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.62%	03/2029	2,970	2,909	1.6	2,955
Northstar (7)	Senior Secured First Lien Term Loan	S + 475	9.08%	05/2030	578	575	0.3	582
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.83%	05/2031	8,755	8,755	4.8	8,661
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.83%	05/2031	378	378	0.2	374
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.82%	05/2030	108	108	0.1	99
Teneo Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 475	9.11%	03/2031	360	359	0.2	364
Trugreen (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.36%	11/2027	1,237	1,213	0.7	1,208
Varsity Brands (7)	Senior Secured First Lien Term Loan	S + 375	8.27%	07/2031	628	625	0.3	629
WCG/WIRB-Copernicus Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 350 (100 Floor)	7.86%	01/2027	995	984	0.6	1,000
					31,753	31,332	17.5	31,485
Consumer Discretionary Distribution and Retail
1-800 Contacts (CNT Holdings I Corp) (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.09%	11/2027	974	971	0.5	982
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.11%	03/2028	1,477	1,471	0.8	1,487
Les Schwab Tire (LS Group Opco Acquisition, LLC) (7)	Senior Secured First Lien Term Loan	S + 300 (75 Floor)	7.36%	11/2027	741	740	0.4	745
PetSmart (7)	Senior Secured First Lien Term Loan	S + 375	8.11%	02/2028	1,681	1,677	0.9	1,677
Savers (6)(7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.08%	04/2028	2,075	2,075	1.2	2,083
					6,948	6,934	3.8	6,974
Consumer Durables and Apparel
Champ Acquisition Corporation (7)	Senior Secured First Lien Term Loan	S + 450	8.86%	11/2031	207	205	0.1	209
Lakeshore Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.97%	09/2028	1,362	1,357	0.7	1,343
					1,569	1,562	0.8	1,552
Consumer Services
Alterra Mountain Company (7)	Senior Secured First Lien Term Loan	S + 300	7.36%	05/2030	303	303	0.2	306
Ascend Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.86%	12/2028	995	991	0.6	1,001
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2031	-	(3)	(0.0)	(2)
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Revolver			06/2030	-	(4)	(0.0)	(1)
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.65%	06/2031	3,792	3,756	2.1	3,782
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.11%	01/2029	2,220	2,207	1.2	2,231
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.36%	04/2028	1,003	995	0.6	1,011
KUEHG CORP. (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.84%	06/2030	138	138	0.1	140
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Mavis Tire Express Services Topco, Corp. (7)	Senior Secured First Lien Term Loan	S + 350	7.86%	05/2028	641	641	0.4	646
Thermostat Purchaser III, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 425 (75 Floor)	5.00%	08/2028	234	234	0.1	236
Waterbridge Midstream Operating LLC (7)	Senior Secured First Lien Term Loan	S + 475	9.08%	06/2029	257	257	0.1	257
					9,583	9,515	5.4	9,607
Diversified Financials
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.27%	11/2030	1,700	1,688	0.9	1,688
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.19%	11/2030	87	84	0.0	77
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	-	(3)	(0.0)	(3)
					1,787	1,769	0.9	1,762
Energy
Brazos (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.25%	02/2030	700	698	0.4	705
Cornerstone Generation, LLC (7)(11)	Senior Secured First Lien Term Loan	S + 325	3.25%	10/2031	365	364	0.2	369
Edgewater Generation (7)	Senior Secured First Lien Term Loan	S + 425	8.61%	07/2030	246	243	0.1	249
Lightning Power (7)	Senior Secured First Lien Term Loan	S + 325	7.58%	08/2031	605	600	0.3	613
NGL Energy (7)	Senior Secured First Lien Term Loan	S + 375	8.11%	02/2031	481	480	0.3	483
Rockpoint Gas Storage Partners (7)	Senior Secured First Lien Term Loan	S + 425	8.61%	08/2029	1,239	1,232	0.7	1,249
Rockpoint Gas Storage Partners (7)	Senior Secured First Lien Term Loan	S + 475	9.24%	09/2031	464	460	0.3	468
					4,100	4,077	2.3	4,136
Financial Services
Azalea TopCo, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.61%	04/2031	394	390	0.2	396
Blackhawk Network Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 500	9.36%	06/2025	740	738	0.4	750
LBM Acquisition (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.20%	05/2034	1,552	1,547	0.9	1,541
Nexus (7)	Senior Secured First Lien Term Loan	S + 400	8.36%	12/2028	1,493	1,486	0.8	1,500
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.26%	11/2031	1,775	1,762	1.0	1,762
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2031	-	(4)	(0.0)	(13)
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Revolver			11/2031	-	(3)	(0.0)	(3)
					5,954	5,916	3.3	5,933
Food, Beverage and Tobacco
Aspire Bakeries Holdings LLC	Senior Secured First Lien Term Loan	S + 425	8.61%	12/2030	790	786	0.4	799
Primary Products (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.85%	04/2029	365	364	0.2	367
Triton Water Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.58%	03/2028	1,477	1,450	0.8	1,491
Triton Water Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	8.33%	03/2028	502	498	0.3	507
					3,134	3,098	1.7	3,164
Health Care Equipment and Services
Angels of Care	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.11%	02/2030	3,722	3,686	2.1	3,722
Angels of Care (4)(5)	Senior Secured First Lien Revolver			02/2030	-	(3)	-	-
Angels of Care (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2030	-	(4)	-	-
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Aspen Dental- ADMI Corp (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.11%	12/2027	995	958	0.5	980
Avalign Technologies, Inc. (5)	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.86%	12/2028	277	261	0.1	255
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S + 362.5 (75 Floor) (including 362.5 PIK)	11.76%	12/2028	7,198	6,934	3.9	7,028
CHG Healthcare (7)	Senior Secured First Lien Term Loan	S + 350	8.01%	09/2028	204	204	0.1	206
DuPage Medical Group (Midwest Physician) (7)	Senior Secured First Lien Term Loan	S + 300 (75 Floor)	7.33%	03/2028	1,230	1,158	0.6	1,167
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.36%	07/2028	7,430	6,930	4.1	7,411
HAH Group Holding Company (7)	Senior Secured First Lien Term Loan	S + 500	9.36%	09/2031	750	739	0.4	751
Hanger, Inc. (5)(7)	Senior Secured First Lien Delayed Draw Term Loan			10/2031	-	-	-	-
Hanger, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	8.36%	10/2031	201	200	0.1	203
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1350 PIK	13.50%	06/2031	3,083	3,015	1.8	3,176
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	-	(26)	-	-
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.33%	06/2030	6,828	6,700	3.8	6,933
Laseraway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 575 (75 Floor)	10.40%	10/2027	5,249	5,213	2.8	5,052
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 475	9.41%	11/2028	1,745	1,706	1.0	1,753
MB2 Dental	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.86%	02/2031	5,503	5,451	3.0	5,503
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	-	(3)	-	-
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.07%	02/2031	392	375	0.2	392
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.02%	02/2031	795	774	0.4	795
Medical Review Institute of America (4)(5)	Unitranche First Lien Revolver			07/2030	-	(7)	-	-
Medical Review Institute of America	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.33%	07/2030	5,686	5,631	3.1	5,686
Medical Solutions LLC (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.84%	11/2028	1,477	1,399	0.6	1,052
MPH Acquisition (6)(7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	8.76%	09/2028	990	966	0.5	854
Outcomes Group Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.61%	05/2031	5,944	5,919	3.3	6,015
Resonetics (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	7.60%	06/2031	1,247	1,244	0.7	1,256
Upstream Newco Inc (7)	Senior Secured First Lien Term Loan	S + 425	8.84%	11/2026	1,480	1,416	0.7	1,233
Viant Medical Holdings, Inc. (7)	Senior Secured First Lien Delayed Draw Term Loan	S + 400	8.60%	10/2031	49	49	0.0	50
Viant Medical Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	8.60%	10/2031	446	444	0.2	451
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			07/2031	-	(3)	(0.0)	(4)
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.83%	07/2031	2,152	2,131	1.2	2,122
					65,073	63,457	35.2	64,042
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Accession Risk Management (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.26%	10/2029	2,033	2,033	1.1	2,033
Accession Risk Management (7)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.34%	10/2029	556	559	0.3	557
Accession Risk Management (7)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.08%	10/2029	863	867	0.5	864
Accession Risk Management (7)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.26%	10/2029	1,558	1,564	0.9	1,560
Acrisure, LLC (7)	Senior Secured First Lien Term Loan	S + 300	7.36%	11/2030	1,493	1,487	0.8	1,497
Assured Partners (7)	Senior Secured First Lien Term Loan	S + 350	7.86%	01/2029	2,149	2,146	1.2	2,156
Summit Acquisition Inc.	Senior Secured First Lien Term Loan	S + 375	8.08%	10/2026	391	389	0.2	394
The Hilb Group, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	-	(7)	(0.0)	(13)
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.11%	10/2031	50	43	0.0	43
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.11%	10/2031	5,995	5,936	3.3	5,935
					15,088	15,017	8.3	15,026
Materials
Anchor Packaging, LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.69%	07/2029	1,243	1,240	0.7	1,252
Berlin Packaging L.L.C. (7)	Senior Secured First Lien Term Loan	S + 350	8.05%	06/2031	499	498	0.3	502
Chemours (6)(7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.86%	08/2028	1,449	1,436	0.8	1,459
Cornerstone (7)	Senior Secured First Lien Term Loan	S + 450	8.90%	05/2031	906	900	0.5	875
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2030	-	(9)	(0.0)	(1)
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.27%	11/2030	3,277	3,220	1.8	3,269
Foundation Building Materials, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 400	4.00%	01/2031	1,047	1,040	0.6	1,034
Kodiak BP, LLC (7)	Senior Secured First Lien Term Loan	S + 375	8.27%	12/2031	270	269	0.1	271
Novolex - Flex Acquisition Company, Inc. (7)	Senior Secured First Lien Term Loan	S + 317.5 (50 Floor)	7.53%	04/2029	1,644	1,629	0.9	1,649
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(2)	-	-
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.58%	12/2029	1,436	1,423	0.8	1,436
Pegasus Steel	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.58%	01/2031	1,537	1,519	0.8	1,529
Pegasus Steel (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.85%	01/2031	108	105	0.1	106
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 375	8.11%	08/2026	460	451	0.2	421
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.86%	08/2026	738	727	0.4	677
USALCO (7)	Senior Secured First Lien Term Loan	S + 400	8.36%	09/2031	442	441	0.2	446
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
USALCO (5)(7)	Senior Secured First Lien Delayed Draw Term Loan	S + 400		09/2031	-	-	-	-
					15,056	14,885	8.2	14,925
Media and Entertainment
GoodRx (6)(7)	Senior Secured First Lien Term Loan	S + 375	8.11%	06/2029	837	829	0.5	838
Red Ventures, LLC (7)	Senior Secured First Lien Term Loan	S + 275	7.11%	03/2030	1,011	1,007	0.6	1,016
Stubhub (7)	Senior Secured First Lien Term Loan	S + 475	9.11%	03/2030	490	486	0.3	492
Yahoo/Verizon Media (7)	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	9.86%	09/2027	957	942	0.5	937
					3,295	3,264	1.9	3,283
Pharmaceuticals, Biotechnology and Life Sciences
RN Enterprises, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	-	(11)	(0.0)	(22)
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.58%	10/2031	163	150	0.1	150
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.58%	10/2031	5,473	5,405	3.0	5,405
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(9)	(0.0)	(1)
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 625 (75 Floor)	10.58%	12/2029	3,341	3,268	1.8	3,333
					8,977	8,803	4.9	8,865
Real Estate Management and Development
Belfor Holdings Inc	Senior Secured First Lien Term Loan	S + 375	8.11%	10/2030	311	309	0.2	315
Cushman Wakefield (6)	Senior Secured First Lien Term Loan	S + 375	8.11%	01/2030	310	310	0.2	313
					621	619	0.4	628
Software and Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	9.59%	08/2028	1,456	1,446	0.8	1,472
Advantage Sales (6)(7)	Senior Secured First Lien Term Loan	S + 425	8.86%	10/2027	875	867	0.5	873
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 425	8.61%	08/2028	1,972	1,925	1.1	1,977
C-4 Analytics2	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.01%	05/2030	7,363	7,294	4.1	7,363
C-4 Analytics2 (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.01%	05/2030	225	218	0.1	225
C-4 Analytics2 (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	-	(8)	-	-
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.08%	03/2031	808	804	0.5	812
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.83%	03/2029	1,218	1,181	0.7	1,223
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.61%	12/2028	163	160	0.1	157
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.61%	12/2028	5,632	5,583	3.1	5,529
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.82%	12/2028	300	294	0.2	294
Cotiviti Holdings (7)	Senior Secured First Lien Term Loan	S + 325	7.80%	02/2031	2,279	2,273	1.3	2,294
DS Admiral (7)	Senior Secured First Lien Term Loan	S + 425	9.59%	06/2031	1,242	1,230	0.7	1,211
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Ensono (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.36%	05/2028	1,490	1,465	0.8	1,491
Enverus (5)	Unitranche First Lien Revolver	S + 550 (75 Floor)	9.86%	12/2029	10	6	0.0	10
Enverus (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	(3)	-	-
Enverus	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.86%	12/2029	4,407	4,350	2.4	4,407
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(10)	(0.0)	(1)
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	09/2030	4,455	4,357	2.5	4,447
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	09/2030	4,988	4,939	2.9	4,979
Fortress (7)	Senior Secured First Lien Term Loan	S + 375	8.11%	05/2031	549	546	0.3	551
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 350 (100 Floor) (including 225 PIK)	10.60%	01/2031	580	575	0.3	578
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2031	-	(5)	(0.0)	(6)
Granicus, Inc.	Unitranche First Lien Term Loan	S + 350 (100 Floor) (including 225 PIK)	10.34%	01/2031	3,921	3,891	2.2	3,911
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 300 (75 Floor) (including 225 PIK)	10.10%	01/2031	361	359	0.2	360
isolved, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.61%	10/2030	993	991	0.6	1,006
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2030	-	(13)	(0.0)	(25)
Medicus IT (4)(5)	Unitranche First Lien Revolver			07/2030	-	(10)	(0.0)	(10)
Medicus IT	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.58%	07/2030	6,085	6,026	3.4	6,030
MH Sub I, LLC (7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	8.61%	12/2031	897	881	0.5	891
MH Sub I, LLC (7)	Senior Secured First Lien Term Loan	S + 425	8.82%	05/2028	982	969	0.5	984
Milano Acquisition Corp (Gainwell) (7)	Senior Secured First Lien Term Loan	S + 425 (75 Floor)	8.58%	10/2027	2,217	2,172	1.2	2,153
Net Health Acquisition Corp. (5)	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.09%	07/2031	182	171	0.1	182
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.11%	07/2031	8,864	8,779	4.7	8,924
Planview (7)	Senior Secured First Lien Term Loan	S + 350	7.83%	12/2027	531	530	0.3	536
Pointclickcare Technologies Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.83%	10/2031	146	146	0.1	147
Red Planet (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.86%	10/2028	1,237	1,221	0.7	1,220
Rocket Software (7)	Senior Secured First Lien Term Loan	S + 475	9.11%	11/2028	1,481	1,467	0.8	1,494
Sophos Holdings (7)(11)	Senior Secured First Lien Term Loan	S + 350	3.50%	03/2027	225	225	0.1	227
Sovos Compliance (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	8.86%	08/2028	990	984	0.6	998
					69,124	68,276	38.4	68,914
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Telecommunication Services
CCI Buyer (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.33%	12/2027	1,485	1,480	0.8	1,488
					1,485	1,480	0.8	1,488
Transportation
AIT Worldwide Logistics Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 475	9.18%	04/2030	738	735	0.4	745
						735	0.4	745

Total Debt Investments United States					257,152	$254,242	141.7%	$255,964
Equity Investments
Commercial and Professional Services
Iris Buyer, LLC	Common Stock				192	193	0.1	212
Iris Buyer, LLC	Common Stock				192,308	-	0.0	19
						193	0.1	231
Diversified Financials
WhiteHawk Evergreen Fund, LP (2)(6)(9)(10)	Partnership Interest					4,500	2.6	4,612
						4,500	2.6	4,612
Health Care Equipment and Services
IVX Health Merger Sub, Inc.	Common Stock				880	880	0.6	995
Vital Care Buyer, LLC	Common Stock				649	64	0.0	56
Vital Care Buyer, LLC	Common Stock				64	1	0.0	5
						945	0.6	1,056
Pharmaceuticals, Biotechnology and Life Sciences
RN Enterprises, LLC	Common Stock				621	621	0.3	621
WCT Group Holdings, LLC	Common Stock				118	1,176	0.9	1,675
						1,797	1.2	2,296

Total Equity Investments United States						$7,435	4.5%	$8,195
Netherlands
Debt Investments
Commercial and Professional Services
Pitch MidCo B.V. (6)	Unitranche First Lien Term Loan	E + 625	9.60%	04/2031	€2,864	2,981	1.6	2,967
Pitch MidCo B.V. (5)(6)	Unitranche First Lien Delayed Draw Term Loan			04/2031	€-	-	-	-
Van Der Steen (6)	Unitranche First Lien Term Loan	E + 600	9.35%	05/2031	€3,289	3,448	1.9	3,407
Van Der Steen (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			05/2031	€-	(15)	-	-
						6,414	3.5	6,374
Financial Services
Hunter Douglas (6)(7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.02%	02/2029	$1,485	1,472	0.8	1,486
						1,472	0.8	1,486

Total Debt Investments Netherlands						$7,886	4.3%	$7,860
United Kingdom
Debt Investments
Commercial and Professional Services
Hamsard 3778 Limited (4)(5)(6)	Unitranche First Lien - Last Out Delayed Draw Term Loan			10/2031	£-	(7)	(0.0)	(7)
Hamsard 3778 Limited (6)	Unitranche First Lien - Last Out Term Loan	S + 550	10.45%	10/2031	£2,853	3,612	1.9	3,486
Ineos Quattro (6)	Senior Secured First Lien Term Loan	S + 425	8.61%	04/2029	$441	433	0.2	445
						4,038	2.1	3,924
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
Primrose Bidco Limited (6)	Unitranche First Lien Term Loan	S + 550	10.23%	11/2031	£1,971	2,422	1.3	2,403
						2,422	1.3	2,403
Total Debt Investments United Kingdom						$6,460	3.4%	$6,327
Australia
Debt Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Unitranche First Lien Term Loan	B + 500 (50 Floor)	9.37%	11/2030	AUD 5,191	3,345	1.7	3,151
Ancora Bidco PTY LTD (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			11/2030	AUD 0	(14)	(0.0)	(13)
						3,331	1.7	3,138

Total Debt Investments Australia						$3,331	1.7%	$3,138
Equity Investments
Commercial and Professional Services
Ancora Bidco PTY LTD	Common Stock				64,327,035	643	0.4	643
Ancora Bidco PTY LTD	Common Stock				3,385,633	34	0.0	34
						677	0.4	677
Total Equity Investments Australia						$677	0.4%	$677
Total Investments						$280,031	156.1%	$282,161
Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents				4,304	4,304	2.4	4,304
Goldman Sachs FS Government Fund	Cash Equivalents		4.41%		7,660	7,660	4.2	7,660
Cash Equivalents Total						$11,964	6.6%	$11,964
Investments and Cash Equivalents Total						$291,995	162.7%	$294,125

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), or BBSY ("B") and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of December 31, 2024, the reference rates for the Company’s variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $180,725 as of December 31, 2024.

Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	7.50%	-	-	-	-
SOFR (“S”)	-	4.33%	4.31%	4.25%	4.18%
EURIBOR (“E”)	-	2.79%	2.74%	2.56%	2.45%
SONIA (“SN”)	4.70%	-	-	-	-
BBSY ("B")	-	-	4.42%	-	-

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

(6) Investment is not a qualifying asset as defined under section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 9.6% as of December 31, 2024 .

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

(11) Position or portion thereof unsettled as of December 31, 2024.

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
AECOM Management Services (Amentum) (7)	Senior Secured First Lien Term Loan	S + 400	9.47%	01/2027	744	$731	0.7%	$746
Energy Solutions (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	9.36%	09/2030	748	745	0.7	749
Fairbanks Morse Defense (7)	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	10.36%	06/2028	1,020	1,006	1.0	1,022
White Cap (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.11%	10/2027	995	989	1.0	998
					3,507	3,471	3.4	3,515
Commercial and Professional Services
Brown Group Holdings (7)	Senior Secured First Lien Term Loan	S + 375	9.13%	07/2029	748	746	0.7	751
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	S + 450 (100 Floor)	9.97%	04/2025	1,295	1,281	1.2	1,274
CHA Holdings, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	10.15%	04/2025	573	566	0.5	563
Iris Buyer LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.64%	10/2030	73	60	0.1	59
Iris Buyer LLC (4)(5)	Unitranche First Lien Revolver			10/2029	-	(13)	-	(14)
Iris Buyer LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.60%	10/2030	3,532	3,435	3.4	3,435
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.24%	03/2029	3,000	2,926	2.9	3,004
Vaco Holdings (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.43%	01/2029	1,243	1,168	1.2	1,230
WCG/WIRB-Copernicus Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (100 Floor)	9.47%	01/2027	1,492	1,470	1.4	1,497
					11,956	11,639	11.4	11,799
Consumer Discretionary Distribution and Retail
1-800 Contacts (CNT Holdings I Corp) (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.93%	11/2027	744	740	0.7	747
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	9.22%	03/2028	1,492	1,485	1.4	1,494
Harbor Freight Tools USA, Inc (7)	Senior Secured First Lien Term Loan	S + 275 (50 Floor)	8.22%	10/2027	1,742	1,724	1.8	1,742
Les Schwab Tire (LS Group Opco Acquisition, LLC) (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	8.71%	11/2027	746	745	0.7	747
PetSmart (7)	Senior Secured First Lien Term Loan	S + 375	9.21%	02/2028	1,698	1,692	1.6	1,682
					6,422	6,386	6.2	6,412
Consumer Durables and Apparel
Lakeshore Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.97%	09/2028	873	866	0.8	873
					873	866	0.8	873
Consumer Services
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	9.36%	01/2029	1,492	1,478	1.4	1,495
Inspire Brands, Inc. (Arby’s & Buffalo Wild Wings) (7)	Senior Secured First Lien Term Loan	S + 300 (75 Floor)	8.46%	12/2027	744	737	0.7	747
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.61%	04/2028	1,014	1,003	1.0	1,009
Whatabrands LLC (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	8.47%	08/2028	995	994	1.0	998
					4,245	4,212	4.1	4,249
Diversified Financials
Pinnacle Purchaser, LLC (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.93%	12/2029	88	84	0.1	84
Pinnacle Purchaser, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.93%	12/2029	3,625	3,589	3.5	3,589
					3,713	3,673	3.6	3,673
Energy
Brazos (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.11%	02/2030	746	743	0.7	749
TallGrass Energy (Prairie ECI) (7)	Senior Secured First Lien Term Loan	S + 475	10.21%	03/2026	748	740	0.7	750
					1,494	1,483	1.4	1,499
Financial Services
Acrisure (7)	Senior Secured First Lien Term Loan	S + 450	9.89%	10/2030	1,500	1,493	1.5	1,506
Blackhawk Network Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 275	8.14%	06/2025	744	740	0.7	745
					2,244	2,233	2.2	2,251

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Food, Beverage and Tobacco
Triton Water Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.86%	03/2028	1,492	1,458	1.4	1,481
					1,492	1,458	1.4	1,481
Health Care Equipment and Services
Aspen Dental- ADMI Corp (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	9.22%	12/2027	994	927	0.9	947
Aspen Dental- ADMI Corp	Senior Secured First Lien Term Loan	S + 575 (50 Floor)	11.11%	12/2027	507	482	0.5	501
DuPage Medical Group (Midwest Physician) (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	8.86%	03/2028	1,243	1,152	1.1	1,131
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 511.448 (75 Floor)	10.47%	07/2028	7,507	6,915	6.7	6,945
Laserway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 575 (75 Floor)	11.41%	10/2027	3,288	3,249	3.1	3,251
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 550	11.17%	11/2028	1,753	1,708	1.7	1,751
Medical Solutions LLC (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.71%	11/2028	1,492	1,397	1.4	1,405
Medline Industries (Mozart Borrower) (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	8.47%	10/2028	744	734	0.7	749
Pacific Dental Services (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.97%	05/2028	747	746	0.7	748
Upstream Newco Inc (7)	Senior Secured First Lien Term Loan	S + 425	9.89%	11/2026	1,245	1,163	1.1	1,179
					19,520	18,473	17.9	18,607
Insurance
Accession Risk Management (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	11.35%	10/2026	84	65	0.1	77
Accession Risk Management	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	11.43%	10/2026	188	185	0.2	187
Assured Partners (7)	Senior Secured First Lien Term Loan	S + 375	9.11%	02/2027	748	747	0.7	752
BroadStreet Partners Inc. (7)	Senior Secured First Lien Term Loan	S + 375	9.10%	01/2029	1,488	1,485	1.4	1,495
Outcomes Group Holdings Inc (7)	Senior Secured First Lien Term Loan	S + 325	8.90%	10/2025	746	744	0.7	748
Sedgwick CMS Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 375	9.11%	02/2028	744	739	0.7	748
					3,998	3,965	3.8	4,007
Materials
Anchor Packaging LLC (7)	Senior Secured First Lien Term Loan	S + 350	8.96%	07/2026	746	743	0.7	743
Chemours (6)(7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.86%	08/2028	1,463	1,448	1.4	1,465
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2030	-	(11)	-	(11)
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.13%	11/2030	3,302	3,237	3.2	3,237
Novolex - Flex Acquisition Company, Inc. (7)	Senior Secured First Lien Term Loan	S + 417.5 (50 Floor)	9.63%	04/2029	1,991	1,969	1.9	2,002
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(2)	-	(2)
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	(2)
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2025	-	(1)	-	(2)
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.61%	12/2029	1,450	1,436	1.4	1,436
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 275	8.11%	08/2026	464	450	0.4	452
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 350	8.97%	08/2026	746	729	0.7	727
					10,162	9,997	9.7	10,045
Media and Entertainment
Authentic Brands Group - ABG (7)	Senior Secured First Lien Term Loan	S + 350	8.96%	12/2028	627	624	0.6	630
CMG Media Corp (7)	Senior Secured First Lien Term Loan	S + 350	8.95%	12/2026	1,494	1,368	1.3	1,390
Red Ventures, LLC (7)	Senior Secured First Lien Term Loan	S + 300	8.36%	03/2030	1,243	1,238	1.2	1,241
Yahoo/Verizon Media (7)	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	10.97%	09/2027	1,213	1,179	1.1	1,190
					4,577	4,409	4.2	4,451
Pharmaceuticals, Biotechnology and Life Sciences
Parexel (Phoenix Newco, Inc.) (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.72%	11/2028	993	985	1.0	1,000
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 625 (75 Floor)	11.43%	12/2029	3,366	3,282	3.2	3,282
WCT Group Holdings, LLC (5)	Unitranche First Lien Revolver	S + 625 (75 Floor)	11.60%	12/2029	137	126	0.1	126
					4,496	4,393	4.3	4,408

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Real Estate Management and Development
Belfor Holdings Inc (7)	Senior Secured First Lien Term Loan	S + 375	9.11%	10/2030	334	331	0.3	335
Chamberlain Group (Chariot Buyer) (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	8.71%	11/2028	1,492	1,462	1.4	1,490
					1,826	1,793	1.7	1,825
Software and Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	10.39%	08/2028	748	740	0.7	750
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 425	9.71%	08/2028	1,492	1,443	1.4	1,489
Cloud Software (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	9.95%	03/2029	1,647	1,585	1.6	1,613
Concord III, LLC (4)(5)	Unitranche First Lien Revolver			12/2028	-	(3)	-	(3)
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.62%	12/2028	5,675	5,619	5.4	5,620
Endure Digital (Endurance Intl) (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	9.42%	02/2028	1,492	1,417	1.4	1,466
Ensono (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.47%	05/2028	747	721	0.7	721
Enverus (4)(5)	Unitranche First Lien Revolver			12/2029	-	(5)	-	(5)
Enverus (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	(3)	-	(3)
Enverus	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.86%	12/2029	4,440	4,374	4.2	4,374
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(12)	-	-
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 600 (75 Floor)	11.35%	09/2030	4,500	4,391	4.4	4,548
Isolved (7)	Senior Secured First Lien Term Loan	S + 400	9.48%	10/2030	180	178	0.2	181
Micro Holdings (7)	Senior Secured First Lien Term Loan	S + 425	9.61%	05/2028	1,993	1,935	1.9	1,963
Milano Acquisition Corp (Gainwell) (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.45%	10/2027	1,990	1,943	1.9	1,941
RealPage, Inc. (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	8.47%	04/2028	1,492	1,457	1.4	1,484
RevSpring, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	9.61%	10/2025	744	719	0.7	742
					27,140	26,499	25.9	26,881
Utilities
Granite Energy LLC (7)	Senior Secured First Lien Term Loan	S + 375 (100 Floor)	9.22%	11/2026	1,226	1,214	1.2	1,225
					1,226	1,214	1.2	1,225

Total Debt Investments United States					108,891	$106,164	103.2%	$107,201
Equity Investments
Commercial and Professional Services
Iris Buyer LLC	Common Stock				192	193	0.2	192
Iris Buyer LLC	Common Stock				192,308	-	-	-
					192,500	193	0.2	192
Pharmaceuticals, Biotechnology and Life Sciences
WCT Group Holdings, LLC	Common Stock				118	1,177	1.1	1,177
					118	1,177	1.1	1,177

Total Equity Investments United States					192,618	$1,370	1.3%	$1,369
New Zealand
Debt Investments
Software & Services
Pushpay USA Inc. (4)(5)(6)	Unitranche First Lien Revolver			05/2029	-	(12)	-	-
Pushpay USA Inc. (6)	Unitranche First Lien Term Loan	S + 675 (75 Floor)	12.28%	05/2030	5,558	5,397	5.5	5,724
Total Debt Investments New Zealand					5,558	5,385	5.5	5,724
Total Investments						$112,919	110.0%	$114,294

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents				8,576	8,576	8.3	8,576
Goldman Sachs FS Government Fund	Cash Equivalents				20,178	20,178	19.4	20,178
Cash Equivalents Total						$28,754	27.7%	$28,754
Investments and Cash Equivalents Total						$141,673	137.7%	$143,048

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

***Percentage is based on net assets of $103,858 as of December 31, 2023.

Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	7.50%	-	-	-	-
SOFR (“S”)	-	4.33%	4.31%	4.25%	4.18%
EURIBOR (“E”)	-	2.79%	2.74%	2.56%	2.45%
SONIA (“SN”)	4.70%	-	-	-	-
BBSY ("B")	-	-	4.42%	-	-
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

December 31, 2024

Note 1. Organization and Basis of Presentation

Crescent Private Credit Income Corp. (the “Company”) was formed on November 10, 2022 as a Maryland corporation structured as a non-diversified, closed-end management investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is externally managed by its adviser, Crescent Cap NT Advisors, LLC (the “Adviser”), an investment adviser registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. In addition, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. The Company has authorized three classes of its common stock, par value $0.01 per share, Class S Common Stock (“Class S shares”), Class D Common Stock (“Class D shares”) and Class I Common Stock ("Class I shares” and, together with Class S shares and Class D shares, “Common Shares”). As of December 31, 2024, the Company has not offered or sold any of its Class S shares or Class D shares.

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

On August 1, 2024, the Company began to publicly offer on a continuous basis of up to $2.5 billion in Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to a registered offering (the Offering"). As of December 31, 2024, the Company has not offered or sold any of its Class S shares or Class D shares.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2024 and 2023, the Company had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company's organization. Organization expenses were incurred by the Adviser until the commencement of the Offering. Any organization expenses incurred by the Company, including reimbursements to the Adviser, are expensed as incurred. Upon commencement of its Offering on August 1, 2024, the Company recognized $1,544 of organization expenses previously incurred by the Adviser on behalf of the Company. For the year ended December 31, 2024, the Company incurred $1,544 of organization expenses. The Company’s reimbursement of organization expenses paid on its behalf by the Adviser will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement (as defined below).

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

As of December 31, 2024 and 2023, the Company had $2,202 and $0 of offering expenses, respectively, capitalized on the Consolidated Statements of Assets and Liabilities. For the year ended December 31, 2024 and the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company amortized $1,521 and $0 of offering expenses, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2024 the Company is subject to examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company's inception in 2023.

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

New Accounting Standards

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Company’s financial position or the results of its operations. The ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and requires retrospective application for all prior periods presented within the financial statements.

Since its commencement, the Company operates and is managed as a single reportable segment deriving returns mainly in the form of interest income, dividend income and other fees from the investments made in pursuit of its single stated investment objective. The accounting policies of the Company are consistent with those described in these Notes to Financial Statements. The chief operating decision maker (“CODM”) is represented by an executive committee, comprised of a chief executive officer, a chief financial officer, and other executive officers of the Company. The CODM considers net investment income, leverage and increase or decrease in net assets resulting from operations in deciding how to deploy capital and make distributions to is shareholders. Detailed financial information for the Company is disclosed within these financial statements with total assets and liabilities disclosed on the Consolidated Statements of Assets and Liabilities, investments held on the Consolidated Statements of Investments, results of operations and significant segment expenses on the Consolidated Statements of Operations and other information about the Company's performance, including total return, portfolio turnover and ratios within the Financial Highlights in Note 10.

Note 3. Agreements and Related Party Transactions

Administration Agreement

On May 3, 2023, the Company entered into the administration agreement (the “Administration Agreement”) with the Administrator,as amended and restated on August 27, 2024. Under the terms of the Administration Agreement, the Administrator provides administrative services to the Company. These services include providing office facilities, equipment, clerical bookkeeping and record keeping services, maintaining financial and other records, preparing reports to stockholders and reports and other materials filed with the SEC or any other regulatory authority, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered by others. The Administrator also will provide on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Certain of these services are reimbursable to the Administrator under the terms of the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

For the year ended December 31, 2024, and the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company incurred administrative services expenses of $1,475 and $571, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2024 and 2023, $229 and $697, respectively, were payable to the Administrator, which were included in other asset on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Investment Advisory and Management Agreement

On May 3, 2023, the Company entered into an investment advisory and management agreement with the Adviser (the “Investment Advisory and Management Agreement”), as amended and restated on September 5, 2023 and August 27, 2024. Under the terms of the Investment Advisory and Management Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory and Management Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory and Management Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below. The Adviser waived its base management fee from inception through April 30, 2024 and began charging its base management fee on the value of the Company’s net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. The Adviser voluntarily agreed to waive incentive fees from the Company's inception through December 31, 2024. In addition, the Adviser has also voluntarily waived its right to receive management and incentive fees related to the Company’s investment in WhiteHawk Evergreen Fund, LP for any period in which this investment remains in the investment portfolio.

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

For the year ended December 31, 2024 and the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company incurred management fees of $1,979 and $590, respectively, of which $585 and $590, respectively, were voluntarily waived by the Adviser. As of December 31, 2024 and 2023, $545 and $0 of management fees, respectively, were unpaid.

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

For the year ended December 31, 2024 and the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company incurred income incentive fees of $879 and $198, all of which were voluntarily waived by the Adviser. As of December 31, 2024 and 2023, no income incentive fees were unpaid.

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

For the year ended December 31, 2024 and the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company recorded GAAP incentive fees of $151 and $172, all of which were voluntarily waived by the Adviser. Because the Adviser has agreed to voluntarily waive all incentive fees for the year ended December 31, 2024 and the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company recorded (reversed) a corresponding waiver of GAAP incentive fees of $(151) and $(172), respectively. As of December 31, 2024 and 2023, no GAAP incentive fees remain outstanding.

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

Distribution and Servicing Plan

Our Board has approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the stockholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to the Class S shares and Class D shares on an annualized basis as a percentage of the Company’s NAV for such class.

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

Eligibility to receive the stockholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the stockholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the stockholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The stockholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. For the year ended December 31, 2024 and the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company has not incurred any expenses in connection with the Intermediary Manager Agreement.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
May 31, 2024	$217	$-	$-	$217	1.66%	7.17%	5/31/2027
June 30, 2024	197	-	-	197	1.45%	7.09%	6/30/2027
July 31, 2024	223	-	-	223	1.67%	7.12%	7/31/2027
August 31, 2024	2,077	-	-	2,077	1.77%	7.14%	8/31/2027
September 30, 2024	520	-	-	520	1.55%	7.15%	9/30/2027
October 31, 2024	643	-	-	643	2.40%	7.12%	10/31/2027
November 30, 2024	606	-	-	606	2.11%	7.11%	11/30/2027
December 31, 2024	551	-	-	551	1.60%	7.11%	12/31/2027

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

As of December 31, 2024 and 2023, $3,357 and $0, respectively, were receivable from the Adviser, which were included in other asset on the Consolidated Statements of Assets and Liabilities, reflecting the receivable related to expense support payment.

As of December 31, 2024 and 2023, $5,096 and $0, respectively, were payable to the Adviser, which were included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of organizational costs, offering costs.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated, non-controlled, affiliated or controlled affiliated, investments.

Investments at fair value consisted of the following (in thousands):

	As of December 31, 2024			As of December 31, 2023
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$135,527	$136,018	$491	$81,687	$82,558	$871
Unitranche First Lien	129,772	130,616	844	29,862	30,367	505
Unitranche First Lien - Last Out	3,605	3,479	(126)	-	-	-
Unsecured Debt	3,015	3,176	161	-	-	-
Equity	3,612	4,260	648	1,370	1,369	(1)
LLC/LP Equity Interests	4,500	4,612	112	-	-	-
Total Investments	$280,031	$282,161	$2,130	$112,919	$114,294	$1,375

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of December 31, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
Software and Services	$68,914	24.3%	$32,605	28.5%
Health Care Equipment and Services	65,098	23.1	18,607	16.3
Commercial and Professional Services	45,829	16.2	11,991	10.5
Insurance	15,026	5.3	4,007	3.5
Materials	14,925	5.3	10,045	8.8
Capital Goods	13,435	4.8	3,515	3.1
Pharmaceuticals, Biotechnology and Life Sciences	11,161	4.0	5,585	4.9
Consumer Services	9,607	3.4	4,249	3.7
Diversified Financials	8,777	3.1	3,673	3.2
Financial Services	7,419	2.6	2,251	2.0
Consumer Discretionary Distribution and Retail	6,974	2.5	6,412	5.6
Energy	4,136	1.5	1,499	1.3
Media and Entertainment	3,283	1.2	4,451	3.9
Food, beverage and tobacco	3,164	1.1	1,481	1.3
Consumer Durables and Apparel	1,552	0.6	873	0.8
Telecommunication Services	1,488	0.5	-	-
Transportation	745	0.3	-	-
Real Estate Management and Development	628	0.2	1,825	1.6
Utilities	-	-	1,225	1.0
Total Investments	$282,161	100.0%	$114,294	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of December 31, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
United States	$264,160	93.6%	$108,570	95.0%
Netherlands	7,860	2.8	-	-
United Kingdom	6,327	2.2	-	-
New Zealand	-	-	5,724	5.0
Australia	3,814	1.4	-	-
Total Investments	$282,161	100.0%	$114,294	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2024 and 2023 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$104,359	$31,659	$136,018
Unitranche First Lien	—	—	130,616	130,616
Unitranche First Lien – Last Out	—	—	3,479	3,479
Unsecured Debt	—	—	3,176	3,176
Equity	—	—	4,260	4,260
Subtotal	$—	$104,359	$173,190	$277,549
Investments Measured at NAV (1)				4,612
Total Investments	$—	$104,359	$173,190	$282,161

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$67,909	$14,649	$82,558
Unitranche First Lien	—	—	30,367	30,367
Equity	—	—	1,369	1,369
Total Investments	$—	$67,909	$46,385	$114,294

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2024, based off of the fair value hierarchy as of December 31, 2024 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First Lien - Last Out	Unsecured Debt	Equity	Total
Balance as of December 31, 2023	14,649	30,367	-	-	1,369	46,385
Amortized discounts/premiums	117	296	2	3	-	418
Paid in-kind interest	-	72	-	233	-	305
Net realized gain (loss)	62	9	-	-	-	71
Net change in unrealized appreciation (depreciation)	583	336	(126)	161	648	1,602
Purchases	29,220	116,520	3,603	2,779	2,243	154,365
Sales/principal repayments/paydowns	(11,532)	(16,984)	-	-	-	(28,516)
Transfers in	335		-	-	-	335
Transfers out	(1,775)	-	-	-	-	(1,775)
Balance as of December 31, 2024	31,659	130,616	3,479	3,176	4,260	173,190
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2024	573	621	(126)	161	761	1,990

During the year ended December 31, 2024, the Company recorded $335 in transfers from Level 2 to Level 3 due to an increase in observable inputs in market data and $1,775 in transfers out from Level 3 to Level 2 due to a decrease in observable inputs.

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2024 and 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$18,313	Discounted Cash Flows	Discount Rate	9.6%	-	10.4%	(10.0%)
	13,346	Broker Quoted	Broker Quote			N/A
	$31,659

Unitranche First Lien	$116,024	Discounted Cash Flows	Discount Rate	8.9%	-	12.2%	(10.1%)
	14,592	Broker Quoted	Broker Quote			N/A
	$130,616

Unitranche First Lien - Last Out	$3,479	Discounted Cash Flows	Discount Rate	11.2%	-	11.2%	(11.2%)
	$3,479

Unsecured Debt	$3,176	Discounted Cash Flows	Discount Rate	13.3%	-	13.3%	(13.3%)
	$3,176

Equity	4,260	Enterprise Value	Comparable EBITDA Multiple	11.1x	-	27.4x	(20.0x)
	$4,260

Total	$173,190

Security Type	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$5,103	Discounted Cash Flows	Discount Rate	6.5%	-	11.2%	(9.8%)
	9,546	Broker Quoted	Broker Quote			N/A
	$14,649

Unitranche First Lien	$30,367	Discounted Cash Flows	Discount Rate	11.2%	-	12.2%	(11.7%)
	$30,367

Equity	1,369	Enterprise Value	Comparable EBITDA Multiple	13.0x	-	21.4x	(20.2x)
	$1,369

Total	$46,385

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company typically uses comparable EBITDA multiples on its equity securities to determine the fair value of investments. The Company uses discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. Weighted average is calculated based upon fair value.

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

Note 6. Debt

Debt consisted of the following:

	As of December 31, 2024				As of December 31, 2023
(in $ thousands)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)
JPM Funding Facility	$150,000	$111,979	$38,021	$111,979	$150,000	$22,500	$127,500	$22,500

(1)
The amount available is subject to any limitations related to the credit facility borrowing base.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of December 31, 2024 and 2023, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2024 and the period from May 5, 2023 (commencement of operations) through December 31, 2023 was 8.67% and 8.41%, respectively. The weighted average borrowing outstanding for the year ended December 31, 2024 and the period from May 5, 2023 (commencement of operations) through December 31, 2023 was $73,192 and $2,241, respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of December 31, 2024 and 2023, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of December 31, 2024 and 2023, the Company was in compliance with the terms and covenants of its debt arrangements.

JPM Funding Facility

On December 8, 2023, the Company entered into a Loan and Security Agreement (as amended, the “JPM Funding Facility”), as servicer, with CPCI Funding SPV, LLC ("CPCI SPV"), the Company's wholly owned subsidiary (the “Borrower”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $150,000 with a reinvestment period ending December 8, 2026 and a final maturity date of December 8, 2028. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $500,000. The Company consolidates CPCI SPV in the consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from CPCI SPV.

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

Costs incurred in connection with obtaining the JPM Funding Facility were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility on a straight-line basis. As of December 31, 2024 and 2023, deferred financing costs related to the JPM Funding Facility were $1,413 and $1,772, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the JPM Funding Facility were as follows:

(in $ thousand)	For the Year Ended December 31, 2024	For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Borrowing interest expense	$5,509	$120
Unused facility fees	282	26
Amortization of financing costs	359	23
Administrative fee	196	20
Total interest and other debt financing costs	$6,346	$189
Weighted average outstanding balance	$73,192	$2,241

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of December 31, 2024		As of December 31, 2023
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment	Commitment Expiration Date (1)	Unfunded Commitment
Accession Risk Management (3)	Delayed Draw Term Loan	11/5/2030	$5	10/30/2026	$1,165
Ancora Bidco PTY LTD (4)	Delayed Draw Term Loan	11/6/2030	671	-	-
Angels of Care (3)	Delayed Draw Term Loan	2/11/2030	850	-	-
Angels of Care (2)	Revolver	2/11/2030	400	-	-
Avalign Technologies, Inc. (2)	Revolver	12/20/2028	645	-	-
C-4 Analytics2 (3)	Delayed Draw Term Loan	5/14/2026	1,850	-	-
C-4 Analytics2 (2)	Revolver	5/14/2030	525	-	-
CMG Holdco (3)	Delayed Draw Term Loan	5/19/2028	664	-	-
CMG Holdco (3)	Delayed Draw Term Loan	5/19/2028	617	-	-
CMG Holdco (2)	Revolver	5/19/2028	438	-	-
Concord III, LLC (2)	Revolver	12/20/2028	163	12/20/2028	325
Duraserv LLC (3)	Delayed Draw Term Loan	6/10/2026	899	-	-
Duraserv LLC (2)	Revolver	6/10/2030	893	-	-
Van Der Steen (5)	Delayed Draw Term Loan	5/7/2028	1,137	-	-
Enverus (3)	Delayed Draw Term Loan	12/24/2029	222	12/24/2029	338
Enverus (2)	Revolver	12/24/2029	328	12/22/2025	222
Essential Services Holding Corporation (3)	Delayed Draw Term Loan	6/17/2026	744	-	-
Essential Services Holding Corporation (2)	Revolver	6/17/2030	465	-	-
Evergreen IX Borrower 2023, LLC (2)	Revolver	9/29/2029	500	9/29/2029	500
Formulations Parent Corporation (2)	Revolver	11/15/2030	550	11/15/2029	550
Galway Borrower, LLC (2)	Delayed Draw Term Loan	9/30/2028	5,396	-	-
Galway Borrower, LLC (2)	Revolver	9/30/2028	661	-	-
GB Eagle Buyer, Inc. (3)	Delayed Draw Term Loan	11/29/2030	1,282	-	-
GB Eagle Buyer, Inc. (2)	Revolver	11/29/2030	513	-	-
Hamsard 3778 Limited (5)	Delayed Draw Term Loan	10/28/2031	550	-	-
Iris Buyer, LLC (3)	Delayed Draw Term Loan	10/2/2030	171	3/29/2025	431
Iris Buyer, LLC (2)	Revolver	10/2/2029	505	10/2/2029	505
IVX Health Merger Sub, Inc. (2)	Revolver	6/7/2030	1,408	-	-
Pegasus Steel (3)	Delayed Draw Term Loan	1/19/2031	343	-	-
USALCO (2)	Delayed Draw Term Loan	9/30/2031	45	-	-
Hanger, Inc. (5)	Delayed Draw Term Loan	10/23/2031	26	-	-
MB2 Dental (3)	Delayed Draw Term Loan	2/13/2031	1,528	-	-

MB2 Dental (3)	Delayed Draw Term Loan	2/13/2031	357		-
MB2 Dental (2)	Revolver	6/7/2030	384	-	-
Medicus IT (3)	Delayed Draw Term Loan	7/9/2031	2,800	-	-
Medicus IT (2)	Revolver	7/9/2030	1,100	-	-
Medical Review Institute of America (2)	Revolver	7/1/2030	800	-	-
Net Health Acquisition Corp. (2)	Revolver	7/5/2031	954	-	-
Online Labels Group, LLC (3)	Delayed Draw Term Loan	9/17/2031	175	12/19/2025	200
Online Labels Group, LLC (3)	Delayed Draw Term Loan	12/19/2029	175	12/19/2025	175
Online Labels Group, LLC (2)	Revolver	12/19/2029	200	12/19/2025	175
Pitch MidCo B.V. (4)	Delayed Draw Term Loan	4/26/2031	1,484	-	-
Pinnacle Purchaser, LLC (3)	Delayed Draw Term Loan	-	-	12/28/2029	288
Parts Town (3)	Delayed Draw Term Loan	7/9/2030	374	-	-
Pye-Barker Fire & Safety, LLC (2)	Revolver	7/9/2030	758	-	-
RN Enterprises, LLC (2)	Delayed Draw Term Loan	7/1/2030	1,747	-	-
RN Enterprises, LLC (2)	Revolver	7/5/2031	885	-	-
RWA Wealth Partners, LLC.	Delayed Draw Term Loan	11/15/2030	1,313	-	-
RWA Wealth Partners, LLC. (2)	Revolver	11/15/2030	400	-	-
The Hilb Group, LLC (2)	Delayed Draw Term Loan	10/31/2031	1,336	-	-
The Hilb Group, LLC (2)	Revolver	10/31/2031	619	-	-
UHY Advisors , Inc. (3)	Delayed Draw Term Loan	11/21/2031	1,775	-	-
UHY Advisors , Inc. (2)	Revolver	11/21/2031	450	-	-
WCT Group Holdings, LLC (3)	Revolver	12/12/2029	457	12/12/2029	320
Vital Care Buyer, LLC (2)	Revolver	7/30/2031	283	-	-
Pushpay USA Inc. (3)	Revolver	-	-	5/10/2023	429
Granicus, Inc. (2)	Delayed Draw Term Loan	7/30/2031	140	-	-
Granicus, Inc. (2)	Revolver	1/17/2031	548	-	-
Total			$44,508		$5,623
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

As of December 31, 2024, pursuant to subscription agreements entered into between the Company, Sun Life, BK Canada, Scotia Private Credit Pool and Crescent and shares issued through its public offering that commenced on August 1, 2024, the Company issued approximately 6,677,756 of its Class I shares and raised gross proceeds of approximately $171,595 since inception, including approximately 2,699,957 Class I shares that were issued during the year ended December 31, 2024 in exchange for $71,570.

Net Asset Value per Share and Offering Price

The following table summarizes each month-end NAV per share for Class I shares of beneficial interest during the year ended December 31, 2024. As of December 31, 2024, the Company had not sold any of its Class S shares or Class D shares.

Date	Class I NAV Per Share
January 31, 2024	$26.24
February 29, 2024	26.45
March 31, 2024	26.68
April 30, 2024	26.79
May 31, 2024	27.09
June 30, 2024	26.95
July 31, 2024	26.89
August 31, 2024	26.83
September 30, 2024	26.95
October 31, 2024	27.00
November 30, 2024	26.99
December 31, 2024	27.06

Distributions

The Company declared monthly regular and special distributions for its Class I shares. The following table presents the monthly regular and special distributions that were declared and payable during the year ended December 31, 2024. We made no distributions for the period from May 5, 2023 (commencement of operations) through December 31, 2023.

(in $ thousands, except per share amounts)			Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount
June 30, 2024	June 27, 2024	July 26, 2024	$0.16	$951
June 30, 2024	June 27, 2024	July 26, 2024	0.07	416	(1)
July 31, 2024	July 26, 2024	August 27, 2024	0.16	959
July 31, 2024	July 26, 2024	August 27, 2024	0.07	421	(1)
August 31, 2024	August 27, 2024	September 27, 2024	0.16	1,003
August 31, 2024	August 27, 2024	September 27, 2024	0.07	439	(1)
September 30, 2024	September 27, 2024	October 28, 2024	0.16	1,003
September 30, 2024	September 27, 2024	October 28, 2024	0.07	439	(1)
October 31, 2024	October 28, 2024	November 26, 2024	0.16	1,003
October 31, 2024	October 28, 2024	November 26, 2024	0.07	439	(1)
November 29, 2024	November 21, 2024	December 27, 2024	0.16	1,069
November 29, 2024	November 21, 2024	December 27, 2024	0.07	467	(1)
December 31, 2024	December 26, 2024	January 27, 2025	0.16	1,069
December 31, 2024	December 26, 2024	January 27, 2025	0.07	467	(1)
			$1.61	$10,145

(1) Represents a special distribution

See Note 11 for subsequent events relating to regular and special distributions declared by the Company.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan pursuant to which stockholders will have their cash distributions automatically reinvested in additional shares of the Company's same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. As a result, if the Company declares, a cash dividend or other distribution, then stockholders who have not opted out of the Company’s distribution reinvestment plan (or, in the case of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington stockholders and clients of participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, opted to participate in such plan), will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating stockholder’s account to three decimal places.

Share Repurchase Program

The Company has commenced a share repurchase program in which the Company intends, at the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. The Board may amend, suspend, or terminate the share repurchase program at any time if it deems such action to be in the best interest of the Company and its common stockholders. For example, in accordance with the directors’ duties to the Company, the Board may amend, suspend or terminate the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to the directors’ duties to the Company. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the Investment Company Act, with the terms of such tender offer published in a tender offer statement to be sent to all stockholders and filed with the SEC on Schedule TO. All common stockholders will be given at least 20 business days to elect to participate in such share repurchases. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it expects to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by the Company’s Board, except that the Company deducts 2.00% from such NAV for shares that have not been outstanding for at least one year (an “Early Repurchase Deduction”). Such share repurchase prices may be lower than the price at which investors purchase Common Shares in the Offering. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining common stockholders.

Note 9. Income Taxes

For the year ended December 31, 2024 and period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company recognized excise taxes of $325 and $110, respectively, related to its status as a RIC. As of December 31, 2024 and 2023, $325 and $110 of accrued excise taxes, respectively, remained payable.

For the year ended December 31, 2024 and period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of December 31, 2024 and 2023, no deferred tax assets or liabilities were recorded on the Consolidated Statements of Assets and Liabilities.

The tax character of stockholder distributions attributable to the year ended December 31, 2024 and period from May 5, 2023 (commencement of operations) through December 31, 2023, were as follows (in thousands):

	For the Year Ended December 31, 2024	For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Ordinary Income	$10,145	$—
Capital Gain	—	—
Total	$10,145	$—

For the year ended December 31, 2024 and period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of December 31, 2024 and 2023, no deferred tax assets or liabilities were recorded on the Consolidated Statement of Assets and Liabilities.

The components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities due to temporary and permanent differences. Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following table shows the components of accumulated losses on a tax basis for the year ended December 31, 2024 and the period from May 5, 2023 (commencement of operations) through December 31, 2023 (in thousands):

	For the Year Ended December 31, 2024	For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Undistributed net investment income	$8,407	$2,568
Other temporary differences	(875)	—
Post October loss deferrals	—	—
Capital loss carryover	(97)	—
Unrealized appreciation (depreciation)	2,130	1,375
Components of tax distributable earnings at year end	$9,565	$3,943

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

Permanent differences between Investment Company Taxable Income (“ICTI”) and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes, partnership investments, investments in wholly-owned subsidiaries, and incentive fees. For the year ended December 31, 2024 and the period from May 5, 2023 (commencement of operations) through December 31, 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of foreign currency gain(loss) and non-deductible-excise tax as follows (in thousands):

	For the Year Ended December 31, 2024	For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Accumulated net realized gain (loss)	$87	$—
Increase (Decrease) in undistributed net investment income	238	110
Total	$325	$110

The Company's aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

	As of December 31, 2024	As of December 31, 2023
Tax Cost	$291,995	$141,673
Gross Unrealized Appreciation	$3,945	$1,436
Gross Unrealized Depreciation	(1,815)	(61)
Net Unrealized Investment Appreciation (Depreciation)	$2,130	$1,375

Note 10. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the Year Ended December 31, 2024	For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Per Share Data (6):
Net asset value, beginning of period	$26.11	$25.00
Net investment income (1)	2.41	0.88
Net realized and unrealized gains on investments(1)(2)	0.15	0.23
Net increase in net assets resulting from operations	2.56	1.11
Distributions declared from net investment income(2)	(1.61)	-
Total increase (decrease) in net assets	0.95	1.11
Net asset value, end of period	$27.06	$26.11
Shares outstanding, end of period	6,677,756	3,977,799
Weighted average shares outstanding	5,910,898	2,805,772
Total return based on net asset value (3)	9.80%	4.44%
Ratio/Supplemental Data (6):
Net assets, end of period	$180,725	$103,858
Ratio of total expenses (excluding expense support) to average net assets(4)(5)(7)	9.18%	3.81%
Ratio of net expenses (excluding expense support and without incentive fees and interest and other debt expenses) to average net assets (7)	4.24%	3.36%
Ratio of net investment income to average net assets(7)	9.29%	6.18%
Ratio of interest and credit facility expenses to average net assets(7)	4.05%	0.45%
Portfolio turnover	30.71%	0.84%
Asset coverage ratio	259%	557%
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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive the management, income and capital gains incentive fees. Excluding the effects of the voluntary waivers, the annualized ratio of total expenses to average net assets would have been 10.21% for the year ended December 31, 2024. Excluding the effects of the voluntary waivers, the annualized ratio of total expenses to average net assets would have been 6.12% for the period from May 5, 2023 (commencement of operations) through December 31, 2023.
(6)
Net asset information presented is related to Class I shares.
(7)
Annualized for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023.

Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended December 31 for the years indicated below. We had no senior securities outstanding as of December 31 of any fiscal years prior to those indicated below.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit
JPM Funding Facility
Fiscal 2024	$111,979	$2,587	-	N/A
Fiscal 2023	$22,500	$5,577	-	N/A

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
(3)
The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it.

Note 11. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of December 31, 2024.

On January 29, 2025, the Company announced the declaration of $0.16 per share regular and $0.06 per share special distributions for the Class I shares. The distributions for Class I shares are payable to shareholders of record as of the open of business on January 31, 2025 and will be paid on or about February 27, 2025. The distributions will be paid in cash or reinvested in the Class I shares for stockholders participating in our distribution reinvestment plan.

On January 1, 2025, the Company issued 314,117 Class I shares to a third party unaffiliated investor for an aggregate purchase price of $8.5 million. The purchase price per Class I share was $27.06, which was the Company’s net asset value per Class I share as of December 31, 2024. The offer and sale of the Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this Annual Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Los Angeles, CA, PCAOB ID: 42)
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023
Consolidated Statements of Operations for the year ended December 31, 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Consolidated Statements of Cash Flows for the year ended December 31, 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Consolidated Schedule of Investments as of December 31, 2024
Consolidated Schedule of Investments as of December 31, 2023
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3. Exhibits

Exhibit Number	Description
3.1	Third Amended & Restated Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 814-01599), filed on August 2, 2024).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 814-01599), filed on August 2, 2024).
4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Registrant’s Prospectus Supplement No. 6 (File No. 333-268622), filed on January 29, 2025).
4.2	Description of Common Shares of Beneficial Interests (filed herewith)
10.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).
10.2

Second Amended & Restated Investment Advisory Agreement and Management Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01599), filed on August 27, 2024).

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

10.8	Foreign Custody Manager Agreement (incorporated by reference to Exhibit (j)(3) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).
10.9	Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 814-01599), filed on August 27, 2024).
10.10	Services Agreement (incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).
10.11	Digital Services Master Agreement (incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-Effective Registration Statement on Form N-2 (File No. 333-268622), filed on July 19, 2023).
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

10.18

Sale and Contribution Agreement, dated December 8, 2023, between Crescent Private Credit Income Corp., as seller, and CPCI Funding SPV, LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 13, 2023).

21.1	Subsidiaries (filed herewith)
24.1	Power of Attorney (filed herewith, included on the signature page to this Annual Report)
31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Insider Trading Policy (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT PRIVATE CREDIT INCOME CORP.

By:	/s/ Eric Hall
Eric Hall
Chief Executive Officer
Date: February 21, 2025

Each person whose signature appears below constitutes and appoints Eric Hall, Kirill Bouek, George P. Hawley, Erik Barrios, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, and any and all amendments thereto, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2025.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Eric Hall
Eric Hall
Chief Executive Officer (Principal Executive Officer)
Date: February 21, 2025

By:	/s/ Kirill Bouek
Kirill Bouek
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: February 21, 2025

By:	/s/ Kathleen Briscoe
Kathleen Briscoe
Director
Date: February 21, 2025

By:	/s/ Susan Yun Lee
Susan Yun Lee
Director
Date: February 21, 2025

By:	/s/ Martha Solis-Turner
Martha Solis-Turner
Director
Date: February 21, 2025

By:	/s/ Jason Breaux
Jason Breaux
Director
Date: February 21, 2025

By:	/s/ Christopher G. Wright
Christopher G. Wright
Director
Date: February 21, 2025