Form 10-Q
period 2025-03-31
Crescent Private Credit Income Corp
filed 2025-05-15
CIK 1954360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of the Registrant’s common stock, par value $0.01 per share outstanding at May 15, 2025 was 9,428,815 shares of Class I Common Stock ("Class I Shares") and 1,786 shares of Class S Common Stock ("Class S Shares").

Common shares outstanding exclude May 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

11

CRESCENT PRIVATE CREDIT INCOME CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

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
•
political and regulatory conditions that contribute to uncertainty and market volatility, including the legislative, regulatory, trade and other policies associated with the new administration;
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

Although we believe that the assumptions on which these forward-looking statements are based upon are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report, or other information incorporated herein by reference, as applicable. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including registration statements on Form N-2, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

PART I. Financial Information
Item 1. Financial Statements

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

	As of March 31, 2025 (Unaudited)	As of December 31, 2024

Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $306,628 and $280,031, respectively)	$308,031	$282,161
Cash and cash equivalents	86,426	10,695
Restricted cash and cash equivalents	5,379	10,672
Receivable from unsettled transactions	4,243	1,299
Interest receivable	1,744	1,372
Deferred offering costs	1,497	2,202
Other assets	4,259	3,377
Total assets	$411,579	$311,778

Liabilities
Debt (net of deferred financing costs of $1,965 and $1,413, respectively)	$155,811	$110,566
Subscriptions received in advance	51,553	8,500
Payable for investments purchased	6,471	2,094
Interest and other debt financing costs payable	1,756	1,917
Distribution payable	1,538	1,536
Management fees payable	573	545
Accrued expenses and other liabilities	5,932	5,895
Total liabilities	223,634	131,053

Commitments and Contingencies (Note 7)
Net assets
Common stock, par value $0.01 per share (300,000,000 shares authorized, 6,991,873 and 6,677,756 shares issued and outstanding, respectively)	70	67
Paid-in capital in excess of par value	179,590	171,093
Accumulated earnings/(loss)	8,285	9,565
Total net assets	187,945	180,725
Total liabilities and net assets	$411,579	$311,778
Net asset value per share (Class I)	$26.88	$27.06

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Operations
(in thousands, except for per share data)
(Unaudited)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$7,018	$3,970
Paid-in-kind interest	406	-
Other income	200	42
Total investment income	7,624	4,012

Expenses:
Interest and other debt financing costs	2,121	828
Offering costs	960	-
Management fees	582	408
Income based incentive fees	360	302
Professional fees	187	253
Directors’ fees	106	53
Capital gains based incentive fees	(188)	69
Other general and administrative expenses	719	459
Total expenses	4,847	2,372
Management fees waiver	(9)	(408)
Income based incentive fees waiver	(360)	(302)
Capital gains based incentive fees waiver	188	(69)
Expense support reimbursement	(1,972)	-
Net expenses	2,694	1,593
Net investment income before taxes	4,930	2,419
Provision for excise taxes	81	-
Net investment income	4,849	2,419
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(197)	-
Foreign currency transactions	(27)	-
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	(727)	546
Foreign currency translation	(563)	-
Net realized and unrealized gains (losses) on investments	(1,514)	546
Net increase in net assets resulting from operations	$3,335	$2,965

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Class I Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	6,677,756	$67	$171,093	$9,565	$180,725
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	4,849	4,849
Net realized gain (loss) on investments	-	-	-	(224)	(224)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	-	-	-	(1,290)	(1,290)
Issuance of common stock - Class I shares	314,117	3	8,497	-	8,500
Distributions to stockholders	-	-		(4,615)	(4,615)
Total increase (decrease) for the three months ended March 31, 2025	314,117	$3	$8,497	$(1,280)	$7,220
Balance at March 31, 2025	6,991,873	$70	$179,590	$8,285	$187,945

	Common Stock
	Class I Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	3,977,799	$40	$99,875	$3,943	$103,858
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	2,419	2,419
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	-	-	-	546	546
Issuance of common stock - Class I shares	1,953,458	19	51,431	-	51,450
Total increase (decrease) for the three months ended March 31, 2024	1,953,458	$19	$51,431	$2,965	$54,415
Balance at March 31, 2024	5,931,257	$59	$151,306	$6,908	$158,273

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,335	$2,965
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(72,469)	(54,105)
Paid-in-kind interest income	(406)
Proceeds from sales of investments and principal repayments	46,398	4,756
Net realized (gain) loss on investments, foreign currency transactions	224	-
Net change in unrealized (appreciation) depreciation on investments, foreign currency translation	1,290	(546)
Amortization of premium and accretion of discount, net	(344)	(243)
Amortization of deferred offering costs	960	-
Amortization of deferred financing costs	90	90
Change in operating assets and liabilities:
(Increase) decrease in receivable from unsettled transactions	(2,944)	0
(Increase) decrease in interest receivable	(372)	(1,106)
(Increase) decrease in other assets	(882)	3
Increase (decrease) in payable for investment purchased	4,377	7,651
Increase (decrease) in interest and other debt financing costs payable	(161)	554
Increase (decrease) in management fees payable	28	-
Increase (decrease) in accrued expenses and other liabilities	37	(203)
Net cash provided by (used for) operating activities	$(20,839)	$(40,184)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,500	51,450
Increase (decrease) in subscriptions received in advance	43,053	-
Distributions paid	(4,613)	-
Offering costs paid	(255)	-
Borrowings on credit facilities	63,797	22,500
Repayments on credit facilities	(18,000)	-
Deferred financing and debt issuance costs paid	(642)	-
Net cash provided by (used for) financing activities	91,840	73,950
Effect of exchange rate changes on cash denominated in foreign currency	(563)	-
Net increase (decrease) in cash and cash equivalents	70,438	33,766
Cash and cash equivalents, restricted cash and foreign currency, beginning of period	21,367	28,754
Cash and cash equivalents, restricted cash and foreign currency, end of period (1)	$91,805	$62,520

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$1,903	$172
Cash paid during the period for taxes	$327	$110

(1) As of March 31, 2025, the balance included cash and cash equivalents of $86,426 (including cash denominated in foreign currency of $128) and restricted cash and cash equivalents of $5,379. As of December 31, 2024, the balance included cash and cash equivalents of $10,695 (including cash denominated in foreign currency of $40) and restricted cash and cash equivalents of $10,672 (including cash denominated in foreign currency of $440).

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
Brand Industrial Services (7)	Senior Secured First Lien Term Loan	S + 450	8.79%	08/2030	$643	$638	0.3%	$610
CP Atlas (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)		11/2027	820	813	0.4	761
Fairbanks Morse Defense (7)	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.80%	06/2028	1,010	1,000	0.5	1,007
Fairbanks Morse Defense (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	7.81%	06/2030	559	559	0.3	558
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	-	(6)	(0.0)	(15)
GB Eagle Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 475 (100 Floor)	9.05%	12/2030	64	59	0.0	58
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.05%	12/2030	3,189	3,159	1.7	3,151
Parts Town (5)	Unitranche First Lien Delayed Draw Term Loan			04/2030	-	-	-	-
Parts Town	Unitranche First Lien Term Loan	S + 325 (100 Floor) (including 175 PIK)	9.30%	04/2030	5,319	5,288	2.8	5,319
					11,604	11,510	6.0	11,449
Commercial and Professional Services
Career Certified LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2031	-	-	(0.0)	(1)
Career Certified LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	-	(1)	(0.0)	(1)
Career Certified LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.30%	02/2031	750	745	0.4	744
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.18%	10/2028	441	437	0.2	441
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.18%	10/2028	1,109	1,099	0.6	1,109
CMG Holdco (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.18%	10/2028	875	859	0.5	875
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	-	(5)	-	-
CMG Holdco (5)	Unitranche First Lien Revolver	S + 475 (100 Floor)	8.99%	10/2028	143	138	0.1	143
CMG Holdco	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.18%	10/2028	748	741	0.4	748
Crisis Prevention Institute, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	8.30%	04/2031	322	322	0.2	323
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.07%	06/2031	70	61	0.0	52
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.82%	06/2031	1,779	1,763	0.9	1,761
Duraserv LLC (4)(5)	Senior Secured First Lien Revolver			06/2030	-	(8)	(0.0)	(9)

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Duraserv LLC	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.82%	06/2031	4,797	4,754	2.5	4,749
Galway Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.80%	09/2028	311	269	0.2	318
Galway Borrower, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.80%	09/2028	226	221	0.1	222
GN Loanco, LLC (7)	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.79%	12/2030	680	679	0.4	662
Halo Buyer Inc (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.32%	08/2029	26	16	0.0	16
Halo Buyer Inc	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.32%	08/2029	3,478	3,411	1.8	3,409
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.55%	10/2030	329	318	0.2	334
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.54%	10/2030	3,487	3,406	1.9	3,521
Iris Buyer, LLC (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.55%	10/2029	151	141	0.1	151
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.56%	10/2030	38	34	0.0	45
LABL Inc (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	9.32%	10/2028	987	975	0.4	814
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.29%	03/2029	2,963	2,906	1.6	2,953
Northstar (7)	Senior Secured First Lien Term Loan	S + 475	9.07%	05/2030	577	574	0.3	580
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.80%	05/2031	378	378	0.2	373
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.80%	05/2030	108	108	0.1	97
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.80%	05/2031	8,755	8,754	4.6	8,640
Teneo Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 475	9.07%	03/2031	359	359	0.2	360
Trugreen (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.42%	11/2027	815	800	0.4	769
Varsity Brands (7)	Senior Secured First Lien Term Loan	S + 375	7.82%	08/2031	628	625	0.3	617
					35,330	34,879	18.6	34,815
Consumer Discretionary Distribution and Retail
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	7.57%	01/2032	1,119	1,115	0.6	1,118
Gloves Buyers, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	8.31%	01/2032	786	782	0.4	758
PetSmart (7)	Senior Secured First Lien Term Loan	S + 375	8.17%	02/2028	676	676	0.4	667
Savers (6)(7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.05%	04/2028	2,075	2,075	1.1	2,063
					4,656	4,648	2.5	4,606
Consumer Durables and Apparel
Champ Acquisition Corporation (7)	Senior Secured First Lien Term Loan	S + 450	8.80%	11/2031	206	204	0.1	207
HP PHRG Borrower, LLC (7)	Senior Secured First Lien Term Loan	S + 400	8.32%	02/2032	736	729	0.4	714
Lakeshore Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.94%	09/2028	920	918	0.5	891
					1,862	1,851	1.0	1,812
Consumer Services
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2031	-	(3)	0.0	1
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Essential Services Holding Corporation (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	9.30%	06/2030	74	70	0.0	74
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.30%	06/2031	3,792	3,757	2.0	3,798
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.07%	01/2029	1,351	1,346	0.7	1,332
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	7.82%	04/2030	678	672	0.4	670
Thermostat Purchaser III, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 425 (75 Floor)	8.55%	08/2028	234	234	0.1	234
Waterbridge Midstream Operating LLC (7)	Senior Secured First Lien Term Loan	S + 475	9.07%	06/2029	257	257	0.1	255
					6,386	6,333	3.3	6,364
Diversified Financials
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.05%	11/2030	87	84	0.0	78
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	-	(3)	(0.0)	(3)
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.07%	11/2030	1,700	1,688	0.9	1,688
					1,787	1,769	0.9	1,763
Energy
Brazos (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	7.31%	02/2030	700	698	0.4	701
Cornerstone Generation, LLC (7)(11)	Senior Secured First Lien Term Loan	S + 325	7.56%	10/2031	365	364	0.2	365
Delek US Holdings, Inc (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.81%	11/2029	1,506	1,502	0.8	1,496
Rockpoint Gas Storage Partners (7)	Senior Secured First Lien Term Loan	S + 375	8.07%	02/2031	479	479	0.3	478
Prairie Acquiror LP (7)	Senior Secured First Lien Term Loan	S + 425	8.57%	08/2029	1,236	1,231	0.7	1,238
					4,286	4,274	2.4	4,278
Financial Services
Blackhawk Network Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 500	9.32%	06/2025	444	443	0.2	443
Jump Financial LLC (7)	Senior Secured First Lien Term Loan	S + 425	8.55%	02/2032	211	210	0.1	212
LBM Acquisition (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.17%	05/2034	800	796	0.4	741
Nexus (7)	Senior Secured First Lien Term Loan	S + 400	7.82%	07/2031	903	899	0.5	897
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2031	-	(4)	(0.0)	(12)
UHY Advisors , Inc. (5)	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.06%	11/2031	100	97	0.1	97
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.06%	11/2031	1,775	1,763	0.9	1,763
					4,233	4,204	2.2	4,141
Food, Beverage and Tobacco
Aspire Bakeries Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 425	8.57%	12/2030	449	447	0.2	450
Primary Products (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.55%	04/2029	364	363	0.2	363
					813	810	0.4	813
Health Care Equipment and Services
Angels of Care (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2030	-	(3)	-	-
Angels of Care (4)(5)	Senior Secured First Lien Revolver			02/2030	-	(3)	-	-
Angels of Care	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.06%	02/2030	3,713	3,680	2.0	3,713
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Avalign Technologies, Inc. (5)	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.82%	12/2028	277	262	0.1	211
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S + 362.5 (75 Floor) (including 362.5 PIK)	11.56%	12/2028	7,247	7,132	3.6	6,731
BVI Medical Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2032	-	(3)	(0.0)	(5)
BVI Medical Inc. (4)(5)	Unitranche First Lien Revolver			03/2032	-	(10)	(0.0)	(10)
BVI Medical Inc.	Unitranche First Lien Term Loan	S + 125 (75 Floor) (including 500 PIK)	10.57%	03/2032	8,108	7,987	4.2	7,986
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.32%	07/2028	7,411	6,944	3.9	7,374
HAH Group Holding Company (7)	Senior Secured First Lien Term Loan	S + 500	9.32%	09/2031	748	738	0.4	713
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1350 PIK	13.50%	06/2031	3,187	3,121	1.7	3,283
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	-	(24)	-	-
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.30%	06/2030	6,811	6,687	3.7	6,879
Laseraway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 575 (75 Floor)	10.31%	10/2027	5,236	5,204	2.7	5,053
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 475	8.05%	11/2028	683	677	0.4	663
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	9.82%	02/2031	621	605	0.3	624
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	9.82%	02/2031	795	775	0.4	796
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	-	(3)	-	-
MB2 Dental	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.82%	02/2031	5,489	5,442	3.0	5,496
Medical Review Institute of America (5)	Unitranche First Lien Revolver	P + 400 (100 Floor)	11.50%	07/2030	112	105	0.1	112
Medical Review Institute of America	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.30%	07/2030	5,672	5,620	3.0	5,672
Medical Solutions LLC (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.89%	11/2028	1,474	1,401	0.5	956
MPH Acquisition (6)(7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	8.54%	12/2030	107	106	0.1	106
MPH Acquisition (6)(7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	9.15%	12/2030	883	736	0.4	729
Outcomes Group Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.57%	05/2031	6,973	6,944	3.7	6,984
Upstream Newco Inc (7)	Senior Secured First Lien Term Loan	S + 425	8.80%	11/2026	1,476	1,422	0.7	1,238
Viant Medical Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	8.32%	10/2031	494	492	0.3	495
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			07/2031	-	(3)	-	-
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.80%	07/2031	2,152	2,132	1.1	2,155
					69,669	68,163	36.2	67,954
Insurance
Accession Risk Management	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.05%	10/2029	1,554	1,560	0.8	1,554
Accession Risk Management	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.04%	10/2029	2,027	2,027	1.1	2,027
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Accession Risk Management	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.05%	10/2029	555	557	0.3	555
Accession Risk Management	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.06%	10/2029	861	864	0.5	861
Assured Partners (7)	Senior Secured First Lien Term Loan	S + 350	7.82%	01/2029	1,126	1,125	0.6	1,128
Summit Acquisition Inc.	Senior Secured First Lien Term Loan	S + 375	8.07%	10/2026	391	389	0.2	391
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.07%	10/2031	24	17	0.0	12
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.07%	10/2031	31	24	0.0	25
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.07%	10/2031	5,995	5,940	3.2	5,945
Tropolis Holdings LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2031	-	(3)	(0.0)	(5)
Tropolis Holdings LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	-	(1)	(0.0)	(1)
Tropolis Holdings LLC	Senior Secured First Lien Term Loan	S + 450 (100 Floor)	8.81%	02/2031	350	347	0.2	347
					12,914	12,846	6.9	12,839
Materials
Chemours (6)(7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.82%	08/2028	782	775	0.4	780
Cornerstone (7)	Senior Secured First Lien Term Loan	S + 450	8.82%	05/2031	1,203	1,144	0.5	998
Discovery Purchaser Corporation (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.06%	10/2029	1,250	1,240	0.7	1,241
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2030	-	(9)	-	-
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.07%	11/2030	3,269	3,215	1.8	3,302
Foundation Building Materials, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 400	8.29%	01/2031	701	696	0.3	641
Kodiak BP, LLC (7)	Senior Secured First Lien Term Loan	S + 375	8.05%	12/2031	270	269	0.1	260
Online Labels Group, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.55%	12/2029	88	87	0.0	88
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(2)	-	-
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.55%	12/2029	1,432	1,420	0.8	1,432
Pegasus Steel (5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	-	-	-
Pegasus Steel (5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	-	0.0	1
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	(2)	0.0	1
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.08%	01/2031	884	884	0.5	886
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.05%	01/2031	1,537	1,520	0.8	1,541
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 375	8.19%	08/2026	458	451	0.2	434
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.94%	08/2026	736	727	0.4	697
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
USALCO (5)(7)	Senior Secured First Lien Delayed Draw Term Loan	S + 400		09/2031	-	-	-	-
USALCO (7)	Senior Secured First Lien Term Loan	S + 400	8.30%	09/2031	440	440	0.2	441
					13,050	12,854	6.7	12,743
Media and Entertainment
GoodRx (6)(7)	Senior Secured First Lien Term Loan	S + 375	8.07%	06/2029	835	828	0.4	834
Stubhub (7)	Senior Secured First Lien Term Loan	S + 475	9.07%	03/2030	489	485	0.3	489
Univision Communications Inc. (7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	8.58%	06/2029	748	744	0.4	727
Yahoo/Verizon Media (7)	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	9.82%	09/2027	943	930	0.5	860
					3,015	2,987	1.6	2,910
Pharmaceuticals, Biotechnology and Life Sciences
Nephron Pharmaceuticals LLC	Unitranche First Lien - Last Out Term Loan	S + 920	13.52%	12/2027	2,500	2,465	1.3	2,463
RN Enterprises, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	-	(10)	(0.0)	(17)
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.57%	10/2031	198	186	0.1	187
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.55%	10/2031	699	692	0.4	692
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.55%	10/2031	5,473	5,408	2.9	5,418
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(9)	-	-
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	12/2029	3,333	3,263	1.8	3,330
					12,203	11,995	6.5	12,073
Real Estate Management and Development
Cushman Wakefield (6)(7)	Senior Secured First Lien Term Loan	S + 375	8.07%	01/2030	302	302	0.2	302
					302	302	0.2	302
Software and Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	9.29%	08/2028	1,119	1,115	0.6	1,120
Advantage Sales (6)(7)	Senior Secured First Lien Term Loan	S + 425	8.54%	10/2027	872	866	0.4	843
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 425	8.57%	08/2028	1,125	1,100	0.6	1,116
Bonterra LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2032	-	(3)	(0.0)	(7)
Bonterra LLC (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	9.30%	03/2032	220	213	0.1	213
Bonterra LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.30%	03/2032	12,458	12,412	6.7	12,396
C-4 Analytics2 (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	-	(8)	-	-
C-4 Analytics2 (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.81%	05/2030	225	218	0.1	225
C-4 Analytics2	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.81%	05/2030	7,345	7,281	4.0	7,345
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.80%	03/2029	445	433	0.2	441
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.05%	03/2031	806	801	0.4	799
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.57%	12/2028	299	294	0.2	299
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.57%	12/2028	244	241	0.1	244
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.57%	12/2028	5,618	5,573	3.0	5,618
DS Admiral (7)	Senior Secured First Lien Term Loan	S + 425	8.55%	06/2031	835	827	0.4	807
Ensono (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.32%	05/2028	788	779	0.4	777
Enverus (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	9.82%	12/2029	138	135	0.1	138
Enverus (4)(5)	Unitranche First Lien Revolver			12/2029	-	(4)	-	-
Enverus	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.82%	12/2029	4,396	4,344	2.3	4,396
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(9)	-	-
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	09/2030	4,975	4,930	2.7	4,986
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	09/2030	4,444	4,349	2.4	4,453
Fortress (7)	Senior Secured First Lien Term Loan	S + 375	8.07%	05/2031	547	545	0.3	547
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 350 (100 Floor) (including 225 PIK)	10.04%	01/2031	582	577	0.3	580
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2031	-	(5)	(0.0)	(5)
Granicus, Inc. (5)	Unitranche First Lien Term Loan	S + 350 (100 Floor) (including 225 PIK)	10.04%	01/2031	3,933	3,904	2.1	3,923
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 350 (75 Floor) (including 225 PIK)	10.34%	01/2031	364	362	0.2	363
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2031	-	(13)	-	-
Medicus IT (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.51%	07/2031	110	100	0.1	110
Medicus IT	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.55%	07/2031	6,070	6,014	3.2	6,070
MH Sub I, LLC (7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	8.47%	12/2031	956	935	0.5	880
Milano Acquisition Corp (Gainwell) (7)	Senior Secured First Lien Term Loan	S + 425 (75 Floor)	8.55%	10/2027	840	821	0.4	790
Net Health Acquisition Corp. (5)	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.07%	07/2031	114	104	0.1	113
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.07%	07/2031	8,841	8,763	4.8	8,834
Rightworks LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.32%	05/2029	165	165	0.1	165
Rightworks LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.32%	05/2029	11,522	11,522	6.2	11,522
Rocket Software (7)	Senior Secured First Lien Term Loan	S + 475	8.57%	11/2028	1,477	1,465	0.8	1,474
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Skopima Consilio Parent LLC (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.07%	05/2028	748	748	0.4	744
SMX Group, LLC (7)	Senior Secured First Lien Term Loan	S + 450	8.80%	02/2032	5,434	5,381	2.9	5,434
Sovos Compliance, LLC (7)	Senior Secured First Lien Term Loan	S + 400	8.29%	08/2029	1,439	1,436	0.8	1,435
					89,494	88,711	47.8	89,188
Telecommunication Services
CCI Buyer (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.30%	12/2027	1,481	1,476	0.8	1,483
					1,481	1,476	0.8	1,483
Transportation
AIT Worldwide Logistics Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 475	9.05%	04/2030	447	445	0.2	447
					447	445	0.2	447

Total Debt Investments United States					273,532	$270,057	144.2%	$269,980
Equity Investments
Commercial and Professional Services
Iris Buyer, LLC	Common Stock				192	193	0.1	215
Iris Buyer, LLC	Common Stock				192,308	-	0.0	9
						193	0.1	224
Diversified Financials
WhiteHawk Evergreen Fund, LP (2)(6)(9)(10)	Partnership Interest					4,500	2.5	4,629
						4,500	2.5	4,629
Health Care Equipment and Services
BVI Medical Inc.	Common Stock				681	909	0.5	909
IVX Health Merger Sub, Inc.	Common Stock				880	880	0.6	1,204
Vital Care Buyer, LLC	Common Stock				64	64	0.0	56
Vital Care Buyer, LLC	Common Stock				649	1	0.0	15
						1,854	1.1	2,184
Pharmaceuticals, Biotechnology and Life Sciences
RN Enterprises, LLC	Common Stock				633	633	0.3	633
WCT Group Holdings, LLC	Common Stock				118	1,176	1.0	1,886
Nephron Pharmaceuticals LLC	Common Stock				42,667	-	0.0	43
						1,809	1.3	2,562

Total Equity Investments United States						$8,356	5.1%	$9,599
Switzerland
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences
Solvias AG LP (4)(5)(6)	Senior Secured First Lien Revolver			02/2032	CHF 0	(34)	(0.0)	(36)
Solvias AG LP (6)	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	6.25%	02/2032	CHF 10,457	10,034	5.4	10,196
						10,000	5.4%	10,160

Total Debt Investments Switzerland						$10,000	5.4	$10,160
Equity Investments
Pharmaceuticals, Biotechnology and Life Sciences
Sequence Parent (6)	Common Stock				48	48	0.0	48
Sequence Parent (6)	Common Stock				3,290	197	0.1	197
						245	0.1%	245

Total Equity Investments Switzerland						$245	0.1	$245

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
United Kingdom
Debt Investments
Commercial and Professional Services
Hamsard 3778 Limited (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			10/2031	£-	(7)	(0.0)	(7)
Hamsard 3778 Limited (6)	Unitranche First Lien Term Loan	S + 550	9.96%	10/2031	£3,683	3,614	1.9	3,591
Ineos Quattro (6)	Senior Secured First Lien Term Loan	S + 425	8.57%	04/2029	£440	432	0.2	423
						4,039	2.1	4,007
Diversified Financials
Primrose Bidco Limited (6)	Unitranche First Lien Term Loan	S + 550	10.03%	11/2031	£2,545	2,424	1.3	2,475
						2,424	1.3	2,475
Materials
Fortis 333, Inc (6)	Senior Secured First Lien Term Loan	S + 350	7.80%	02/2032	£133	133	0.1	132
						133	0.1	132
Software
Sophos Holdings (6)(7)	Senior Secured First Lien Term Loan	S + 350	7.94%	03/2027	$225	225	0.1	226
						225	0.1	226

Total Debt Investments United Kingdom						$6,821	$3.6%	$6,840
Netherlands
Debt Investments
Commercial and Professional Services
Avidity Acquisition B.V. (4)(5)(6)	Unitranche First Lien - Last Out Delayed Draw Term Loan	E + 525	5.25%	03/2032		(1)	(0.0)	(1)
Avidity Acquisition B.V. (6)	Unitranche First Lien - Last Out Term Loan	E + 525	7.68%	03/2032	€133	127	0.1	131
Van Der Steen (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 600	6.00%	05/2031		(14)	-	-
Van Der Steen (6)	Unitranche First Lien Term Loan	E + 600	8.36%	05/2031	€3,552	3,453	1.9	3,552
Pitch MidCo B.V. (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 625	6.25%	04/2031		-	-	-
Pitch MidCo B.V. (6)	Unitranche First Lien Term Loan	E + 625	8.61%	04/2031	€3,093	2,984	1.6	3,093
						6,549	3.6	6,775

Total Debt Investments Netherlands						$6,549	3.6%	$6,775
Australia
Debt Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			11/2030	AUD 0	(13)	(0.0)	(4)
Ancora Bidco PTY LTD (6)	Unitranche First Lien Term Loan	B + 500 (50 Floor)	9.15%	11/2030	AUD 3,235	3,348	1.7	3,215
						3,335	1.7	3,211
Total Debt Investments Australia						$3,335	1.7%	$3,211

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Common Stock				64,327,036	663	0.3	619
Ancora Bidco PTY LTD (6)	Common Stock				3,385,633	35	0.0	33
						698	0.3	652

Total Equity Investments Australia						$698	0.3%	$652
Canada
Debt Investments
Energy
Rockpoint Gas Storage Partners (6)(7)	Senior Secured First Lien Term Loan	S + 300	7.32%	09/2031	463	459	0.2	462
						459	0.2	462

Total Debt Investments Canada						$459	0.2%	$462
Finland
Debt Investments
Commercial and Professional Services
Saarni (6)	Unitranche First Lien Term Loan	E + 525	7.67%	03/2032	€109	108	0.1	107
						108	0.1	107

Total Debt Investments Finland						$108	0.1%	$107

Total Investments						$306,628	163.9%	$308,031
Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents				917	917	0.5	917
Goldman Sachs FS Government Fund	Cash Equivalents				6,061	6,061	3.2	6,061
Cash Equivalents Total						$6,978	3.7%	$6,978
Investments and Cash Equivalents Total						$313,606	167.6%	$315,009

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), or BBSY ("B") and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of March 31, 2025, the reference rates for the Company’s variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $187,945 as of March 31, 2025.

Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	7.50%	-	-	-	-
SOFR (“S”)	-	4.32%	4.29%	4.19%	4.01%
EURIBOR (“E”)	-	2.36%	2.34%	2.34%	2.31%
SONIA (“SN”)	4.46%	-	-	-	-
BBSY ("B")	-	-	4.13%	-	-
SARON ("SR")	-	0.21%	-	-	-

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

See accompanying notes

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
(6)
Investment is not a qualifying asset as defined under section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 12.3% as of March 31, 2025.
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
(11)
Position or portion thereof unsettled as of March 31, 2025

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

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S.Dollars ($) unless otherwise noted.

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

See accompanying notes

(5)
Position or portion thereof is an unfunded loan commitment and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. See Note 7 “Commitments and Contingencies”.
(6)
Investment is not a qualifying asset as defined under section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 9.6% as of December 31, 2024.
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

March 31, 2025
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

From time to time, the Company may form wholly owned subsidiaries to facilitate the normal course of business if the Adviser determines that for legal, tax, regulatory, accounting or other similar reasons it is in the best interest of the Company to do so. The Company has also formed special purpose vehicles that hold certain investments in connection with the Company's credit facilities.

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

On August 1, 2024, the Company began to publicly offer on a continuous basis of up to $2.5 billion in Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to a registered offering (the "Offering"). As of March 31, 2025, the Company had not offered or sold any of its Class S shares or Class D shares.

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

The accompanying interim consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of consolidated financial statements as of and for the periods included herein. All significant intercompany balances and transactions have been eliminated. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and may include highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. The Company deposits its cash and cash equivalents with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. Cash equivalents held by the Company are deemed to be a Level 1 asset per ASC 820 Fair Value hierarchy, as defined below. Restricted cash and cash equivalents consists of deposits and cash collateral held at U.S. Bank N.A. related to the Company’s credit facilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, the Company had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Offering Expenses

The Company's offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company's registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses were incurred by the Adviser until the commencement of the Offering. Upon commencement of its Offering on August 1, 2024, the Company recognized $3,538 of offering expenses previously incurred by the Adviser on behalf of the Company. Any offering expenses incurred by the Company, including reimbursements to the Adviser, are recorded as deferred offering costs on the Consolidated Statements of Assets and Liabilities and subsequently amortized to expenses on the Company's Consolidated Statements of Operations over 12 months. The Company’s reimbursement of offering expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement. As of March 31, 2025 and December 31, 2024, the Company had $1,497 and $2,202 of offering expenses, respectively, capitalized on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2025 and 2024, the Company amortized $960 and $0 of offering expenses, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2025 the Company is subject to potential examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company's inception in 2023.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its net capital gains for the current one-year period ending October 31 in that calendar year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company accrues excise tax on estimated undistributed taxable income as required on a quarterly basis. See Note 10 for details.

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

Segment Reporting

Since its commencement, the Company has operated and been managed as a single reportable segment deriving returns mainly in the form of interest income, dividend income and other fees from the investments made in pursuit of its single stated investment objective. The accounting policies of the Company are consistent with those described in these Notes to Consolidated Financial Statements. The chief operating decision maker (“CODM”) is represented by an executive committee comprised of a chief executive officer, a chief financial officer and other executive officers of the Company. The CODM considers net investment income, leverage and net increase (decrease) in net assets resulting from operations in deciding how to deploy capital and/or make distributions to shareholders. Detailed financial information for the Company is disclosed within these financial statements with total assets and liabilities disclosed on the Consolidated Statements of Assets and Liabilities, investments held on the Consolidated Schedule of Investments, results of operations and significant segment expenses on the Consolidated Statements of Operations and other information about the Company's performance, including total return, portfolio turnover and ratios within the Financial Highlights in Note 9.

Note 3. Agreements and Related Party Transactions

Administration Agreement

On May 3, 2023, the Company entered into an administration agreement with the Administrator and on August 27, 2024 amended and restated such administration agreement (as amended and restated, the “Administration Agreement”). Under the terms of the Administration Agreement, the Administrator provides administrative services to the Company. These services include providing office facilities, equipment, clerical bookkeeping and record keeping services, maintaining financial and other records, preparing reports to stockholders and reports and other materials filed with the SEC or any other regulatory authority, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered by others. The Administrator also will provide on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Certain of these services are reimbursable to the Administrator under the terms of the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

For the three months ended March 31, 2025 and 2024, the Company incurred administrative services expenses of $334 and $318, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $309 and $229, respectively, were payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Investment Advisory and Management Agreement

On May 3, 2023, the Company entered into an investment advisory and management agreement with the Adviser and on September 5, 2023 and August 27, 2024 amended and restated such investment advisory and management agreement (as amended and restated, the “Investment Advisory and Management Agreement”). Under the terms of the Investment Advisory and Management Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory and Management Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory and Management Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below. The Adviser waived its base management fee from inception through April 30, 2024 and began charging its base management fee on the value of the Company’s net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. The Adviser voluntarily agreed to waive incentive fees from the Company's inception through March 31, 2025. In addition, the Adviser has also voluntarily waived its right to receive management and incentive fees related to the Company’s investment in WhiteHawk III Evergreen Fund LP for any period in which this investment remains in the investment portfolio.

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

For the three months ended March 31, 2025 and 2024, the Company incurred management fees of $582 and $408, respectively, of which $9 and $408, respectively, were voluntarily waived by the Adviser. As of March 31, 2025 and December 31, 2024, $573 and $545 management fees, respectively, were unpaid.

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

For the three months ended March 31, 2025 and 2024, the Company incurred income incentive fees of $360 and $302, respectively, all of which were voluntarily waived by the Adviser. As of March 31, 2025 and December 31, 2024, no income incentive fees were unpaid.

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

For the three months ended March 31, 2025 and 2024, the Company (reversed) recorded GAAP incentive fees of $(188) and $69, respectively. Because the Adviser has agreed to voluntarily waive all incentive fees through March 31, 2025, for the three months ended March 31, 2025 and 2024, the Company recorded (reversed) a corresponding waiver of GAAP incentive fees of $188 and $(69), respectively. As of March 31, 2025 and December 31, 2024, no GAAP incentive fees remain outstanding.

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

Eligibility to receive the stockholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the stockholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the stockholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The stockholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase. For the three months ended March 31, 2025 and 2024, the Company has not incurred any expenses in connection with the Intermediary Manager Agreement.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments for the three months ended March 31, 2025:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
January 31, 2025	$717	$-	$-	$717	2.69%	7.09%	1/31/2028
February 28, 2025	$645	$-	$-	$645	2.09%	7.10%	2/29/2028
March 31, 2025	$610	$-	$-	$610	1.77%	7.11%	3/31/2028

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

As of March 31, 2025 and December 31, 2024, $4,259 and $3,377, respectively, was included as a receivable from the Adviser in the other assets section on the Company's Consolidated Statements of Assets and Liabilities, reflecting the expense support payments payable net of operating expense amounts incurred by the Adviser on behalf of the Company.

As of March 31, 2025 and December 31, 2024, $5,082 and $5,096, respectively, was included in the accrued expenses and other liabilities section of the Company’s Consolidated Statements of Assets and Liabilities, reflecting unpaid organizational costs and offering costs payable to the Adviser under the Expense Support Agreement.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated, non-controlled, affiliated or controlled affiliated, investments.

Investments at fair value consisted of the following (in thousands):

	As of March 31, 2025			As of December 31, 2024
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$120,057	$119,246	$(811)	$135,527	$136,018	$491
Unitranche First Lien	171,560	172,413	853	129,772	130,616	844
Unitranche First Lien - Last Out	2,591	2,593	2	3,605	3,479	(126)
Unsecured Debt	3,121	3,283	162	3,015	3,176	161
Equity	4,799	5,867	1,068	3,612	4,260	648
LLC/LP Equity Interests	4,500	4,629	129	4,500	4,612	112
Total Investments	$306,628	$308,031	$1,403	$280,031	$282,161	$2,130

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of March 31, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
Software and Services	$89,521	29.1%	$68,914	24.3%
Health Care Equipment and Services	70,138	22.8	65,098	23.1
Commercial and Professional Services	49,684	16.1	45,829	16.2
Pharmaceuticals, Biotechnology and Life Sciences	25,040	8.1	11,161	4.0
Materials	12,875	4.2	14,925	5.3
Insurance	12,839	4.2	15,026	5.3
Capital Goods	11,449	3.7	13,435	4.8
Diversified Financials	8,867	2.9	8,777	3.1
Consumer Services	6,364	2.1	9,607	3.4
Energy	4,740	1.5	4,136	1.5
Consumer Discretionary Distribution and Retail	4,606	1.5	6,974	2.5
Financial Services	4,141	1.3	7,419	2.6
Media and Entertainment	2,910	0.9	3,283	1.2
Consumer Durables and Apparel	1,812	0.6	1,552	0.6
Telecommunication Services	1,483	0.5	1,488	0.5
Food, beverage and tobacco	813	0.3	3,164	1.1
Transportation	447	0.1	745	0.3
Real Estate Management and Development	302	0.1	628	0.2
Total Investments	$308,031	100.0%	$282,161	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of March 31, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
United States	$279,579	90.8%	$264,160	93.6%
Switzerland	10,405	3.4	-	-
United Kingdom	6,840	2.2	6,327	2.2
Netherlands	6,775	2.2	7,860	2.8
Australia	3,863	1.3	3,814	1.4
Canada	462	0.1	-	-
Finland	107	0.0	-	-
Total Investments	$308,031	100.0%	$282,161	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of March 31, 2025 and December 31, 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$72,906	$46,345	$119,251
Unitranche First Lien	—	—	172,410	172,410
Unitranche First Lien – Last Out	—	—	2,592	2,592
Unsecured Debt	—	—	3,283	3,283
Equity	—	—	5,866	5,866
Subtotal	$—	$72,906	$230,496	$303,402
Investments Measured at NAV (1)	—	—	—	4,629
Total Investments	$—	$72,906	$230,496	$308,031

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$104,359	$31,659	$136,018
Unitranche First Lien	—	—	130,616	130,616
Unitranche First Lien – Last Out	—	—	3,479	3,479
Unsecured Debt	—	—	3,176	3,176
Equity	—	—	4,260	4,260
Subtotal	$—	$104,359	$173,190	$277,549
Investments Measured at NAV (1)				4,612
Total Investments	$—	$104,359	$173,190	$282,161

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2025 and 2024, based off of the fair value hierarchy as of March 31, 2025 and 2024, respectively (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First Lien - Last Out	Unsecured Debt	Equity	Total
Balance as of December 31, 2024	$31,659	$134,095	$-	$3,176	$4,260	$173,190
Amortized discounts/premiums	53	120	(26)	2	-	149
Paid in-kind interest	-	301	-	104	-	405
Net realized gain (loss)	13	2	-	-	-	15
Net change in unrealized appreciation (depreciation)	102	148	1	1	421	673
Purchases	13,251	38,776	2,617	-	1,185	55,829
Sales/principal repayments/paydowns	(950)	(1,032)	-	-	-	(1,982)
Transfers in	2,969	-	-	-	-	2,969
Transfers out	(752)	-	-	-	-	(752)
Balance as of March 31, 2025	$46,345	$172,410	$2,592	$3,283	$5,866	$230,496
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2025.	118	148	1	1	421	689

During the three months ended March 31, 2025, the Company recorded $752 in transfers out from Level 3 to Level 2 due to an increase in observable inputs in market data. During the three months ended March 31, 2025, the Company recorded $2,969 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

	Senior Secured First Lien	Unitranche First Lien	Equity	Total
Balance as of December 31, 2023	$14,649	$30,367	$1,369	$46,385
Amortized discounts/premiums	15	32	-	47
Net realized gain (loss)	23	2	-	25
Net change in unrealized appreciation (depreciation)	179	642	101	922
Purchases	7,437	16,671	-	24,108
Sales/principal repayments/paydowns	(3,191)	(359)	-	(3,550)
Transfers in	335	-	-	335
Transfers out	(501)	-	-	(501)
Balance as of March 31, 2024	$18,946	$47,355	$1,470	$67,771
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2024	179	642	100	921

During the three months ended March 31, 2024, the Company recorded $501 in transfers out from Level 3 to Level 2 due to an increase in observable inputs in market data. During the three months ended March 31, 2024, the Company recorded $335 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of March 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$21,979	Discounted Cash Flows	Discount Rate	9.0%	-	10.4%	(9.7%)
	10,160	Transaction Precedent	Transaction Price			N/A
	14,206	Broker Quoted	Broker Quote			N/A
	$46,345

Unitranche First Lien	$148,413	Discounted Cash Flows	Discount Rate	8.4%	-	14.3%	(9.9%)
	23,997	Transaction Precedent	Transaction Price			N/A
	$172,410

Unitranche First Lien - Last Out	2,592	Transaction Precedent	Transaction Price			N/A
	$2,592

Unsecured Debt	$3,283	Discounted Cash Flows	Discount Rate	13.3%	-	13.3%	(13.3%)
	$3,283

Equity	4,670	Enterprise Value	Comparable EBITDA Multiple	11.1x	-	28.2x	(20.9x)
	1,196	Transaction Precedent	Transaction Price			N/A
	$5,866

Total	$230,496

Security Type	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$18,313	Discounted Cash Flows	Discount Rate	9.6%	-	10.4%	(10.0%)
	13,346	Broker Quoted	Broker Quote			N/A
	$31,659

Unitranche First Lien	$116,024	Discounted Cash Flows	Discount Rate	8.9%	-	12.2%	(10.1%)
	14,592	Broker Quoted	Broker Quote			N/A
	$130,616

Unitranche First Lien - Last Out	$3,479	Discounted Cash Flows	Discount Rate	11.2%	-	11.2%	(11.2%)
	$3,479

Unsecured Debt	$3,176	Discounted Cash Flows	Discount Rate	13.3%	-	13.3%	(13.3%)
	$3,176

Equity	4,260	Enterprise Value	Comparable EBITDA Multiple	11.1x	-	27.4x	(20.0x)
	$4,260

Total	$173,190

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

Note 6. Debt

Debt consisted of the following:

	As of March 31, 2025				As of December 31, 2024
(in $ thousands)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)
JPM Funding Facility	$150,000	$125,776	$24,224	$125,776	$150,000	$111,979	$38,021	$111,979
JPM Funding Facility II	100,000	32,000	68,000	32,000	-	-	-	-
Total Debt	$250,000	$157,776	$92,224	$157,776	$150,000	$111,979	$38,021	$111,979
(1)
The amount available is subject to any limitations related to the credit facility borrowing base.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of March 31, 2025 and December 31, 2024, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2025 and 2024 was 6.84% and 11.64%, respectively. The weighted average borrowing outstanding for the three months ended March 31, 2025 and 2024 was $124,108 and $28,434, respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of March 31, 2025 and December 31, 2024, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of March 31, 2025 and December 31, 2024, the Company was in compliance with the terms and covenants of its debt arrangements.

JPM Funding Facility

On December 8, 2023, the Company entered into a Loan and Security Agreement (as amended, “JPM Funding Facility”), as servicer, with CPCI Funding SPV, LLC, the Company's wholly owned subsidiary (the “Borrower”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $150,000 with a reinvestment period ending December 8, 2026 and a final maturity date of December 8, 2028. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $500,000. The Company consolidates the Borrower in its consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from the Borrower.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower. Since August 23, 2024, the interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.25%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility. Prior to August 23, 2024, the interest rate charged on the JPM Funding Facility was based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.60%. In addition, the Borrower pays, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Costs incurred in connection with obtaining the JPM Funding Facility were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility on a straight-line basis. As of March 31, 2025 and December 31, 2024, deferred financing costs related to the JPM Funding Facility were $1,324 and $1,413, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

JPM Funding Facility II

On March 31, 2025, the Company entered into a Loan and Security Agreement (the “JPM Funding Facility II”), as servicer, CPCI Funding SPV II, LLC, the Company's wholly owned subsidiary (the “Borrower II”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $100,000 with a reinvestment period ending September 30, 2027 and a final maturity date of March 31, 2028. The JPM Funding Facility II also provides for a feature that allows the Borrower II, under certain circumstances, to increase the overall size of the JPM Funding Facility II to a maximum of $200,000. The Company consolidates the Borrower II in the consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from the Borrower II.

The obligations of the Borrower II under the JPM Funding Facility II are secured by substantially all assets held by the Borrower II. The interest rate charged on the JPM Funding Facility II is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 1.35%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility II. In addition, the Borrower II pays, among other fees, a commitment fee on the undrawn balance. The JPM Funding Facility II includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Costs incurred in connection with obtaining the JPM Funding Facility II were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility II on a straight-line basis. As of March 31, 2025 and December 31, 2024, deferred financing costs related to the JPM Funding Facility II were $641 and $0, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by our credit facilities were as follows:

(in $ thousands)	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Borrowing interest expense	$1,979	$570
Unused facility fees	52	92
Amortization of financing costs	90	90
Administrative fee	-	76
Total interest and other debt financing costs	$2,121	$828
Weighted average outstanding balance	$124,108	$28,434

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of March 31, 2025		As of December 31, 2024
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment	Commitment Expiration Date (1)	Unfunded Commitment
Accession Risk Management	Delayed Draw Term Loan	10/30/2029	$-	n/a	$-
Accession Risk Management	Delayed Draw Term Loan	11/5/2030	-	11/5/2030	5
Ancora Bidco PTY LTD (4)	Delayed Draw Term Loan	11/6/2030	675	11/6/2030	671
Angels of Care (2)	Revolver	2/11/2030	400	2/11/2030	400
Angels of Care (3)	Delayed Draw Term Loan	2/11/2030	850	2/11/2030	850
Avalign Technologies, Inc. (2)	Revolver	12/20/2028	646	12/20/2028	645
Avidity Acquisition B.V. (3)	Delayed Draw Term Loan	3/4/2029	35	n/a	-
Bonterra LLC	Delayed Draw Term Loan	3/5/2032	1,347	n/a	-
Bonterra LLC (2)	Revolver	3/5/2032	1,127	n/a	-
BVI Medical Inc. (2)	Delayed Draw Term Loan	9/7/2027	354	n/a	-
BVI Medical Inc. (2)	Revolver	3/7/2032	657	n/a	-
C-4 Analytics2 (2)	Revolver	5/14/2030	525	5/14/2030	525
C-4 Analytics2 (3)	Delayed Draw Term Loan	5/14/2026	1,850	5/14/2026	1,850
Career Certified LLC (3)	Delayed Draw Term Loan	2/19/2031	150	n/a	-
Career Certified LLC (2)	Revolver	2/19/2031	100	n/a	-
CMG Holdco	Delayed Draw Term Loan	10/31/2028	-	n/a	-
CMG Holdco	Delayed Draw Term Loan	10/31/2028	-	n/a	-
CMG Holdco (3)	Delayed Draw Term Loan	5/19/2028	664	5/19/2028	664
CMG Holdco (3)	Delayed Draw Term Loan	5/19/2028	617	5/19/2028	617
CMG Holdco (2)	Revolver	5/19/2028	384	5/19/2028	438
Concord III, LLC (2)	Revolver	12/20/2028	81	12/20/2028	163
Duraserv LLC (2)	Delayed Draw Term Loan	3/3/2027	1,715	6/10/2026	-
Duraserv LLC	Delayed Draw Term Loan	6/10/2026	-	n/a	899
Duraserv LLC (2)	Revolver	6/10/2030	893	6/10/2030	893
Enverus (2)	Revolver	12/24/2029	338	12/24/2029	328
Enverus (3)	Delayed Draw Term Loan	12/24/2029	84	12/24/2029	222
Essential Services Holding Corporation (3)	Delayed Draw Term Loan	6/17/2026	744	6/17/2026	744
Essential Services Holding Corporation (2)	Revolver	6/17/2030	390	6/17/2030	465
Evergreen IX Borrower 2023, LLC (2)	Revolver	9/29/2029	500	9/29/2029	500
Formulations Parent Corporation (2)	Revolver	11/15/2029	550	11/15/2030	550
Galway Borrower, LLC (2)	Revolver	9/30/2028	492	9/30/2028	661
Galway Borrower, LLC (2)	Delayed Draw Term Loan	9/30/2028	5,365	9/30/2028	5,396

GB Eagle Buyer, Inc. (3)	Delayed Draw Term Loan	12/1/2030	1,282	11/29/2030	1,282
GB Eagle Buyer, Inc. (2)	Revolver	12/1/2030	449	11/29/2030	513
Granicus, Inc. (2)	Revolver	1/17/2031	548	1/17/2031	548
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	-	n/a	-
Granicus, Inc. (2)	Delayed Draw Term Loan	8/2/2026	140	7/30/2031	140
Halo Buyer Inc (2)	Revolver	8/7/2029	496	n/a	-
Hamsard 3778 Limited	Delayed Draw Term Loan	10/28/2031	567	10/28/2031	550
Hanger, Inc. (5)	Delayed Draw Term Loan	n/a	n/a	10/23/2031	26
Iris Buyer, LLC (3)	Delayed Draw Term Loan	10/2/2030	172	10/2/2030	171
Iris Buyer, LLC (2)	Revolver	10/2/2029	353	10/2/2029	505
Iris Buyer, LLC (3)	Delayed Draw Term Loan	10/2/2030	719	n/a	-
IVX Health Merger Sub, Inc. (2)	Revolver	6/7/2030	1,408	6/7/2030	1,408
MB2 Dental (2)	Revolver	2/13/2031	384	6/7/2030	384
MB2 Dental (3)	Delayed Draw Term Loan	2/13/2026	1,298	2/13/2031	1,528
MB2 Dental (3)	Delayed Draw Term Loan	2/13/2027	357	2/13/2031	357
Medical Review Institute of America (2)	Revolver	7/1/2030	688	7/1/2030	800
Medicus IT (3)	Delayed Draw Term Loan	7/9/2026	2,800	7/9/2031	2,800
Medicus IT (2)	Revolver	7/9/2030	990	7/9/2030	1,100
Net Health Acquisition Corp. (2)	Revolver	7/5/2031	1,023	7/5/2031	954
Online Labels Group, LLC (2)	Revolver	12/19/2029	200	12/19/2029	200
Online Labels Group, LLC (3)	Delayed Draw Term Loan	12/19/2025	88	9/17/2031	175
Online Labels Group, LLC (3)	Delayed Draw Term Loan	12/19/2025	175	12/19/2029	175
Parts Town (3)	Delayed Draw Term Loan	7/9/2030	374	7/9/2030	374
Pegasus Steel (3)	Delayed Draw Term Loan	1/19/2031	343	1/19/2031	343
Pegasus Steel (3)	Delayed Draw Term Loan	1/19/2031	431	n/a	-
Pegasus Steel	Delayed Draw Term Loan	1/19/2031	197	n/a	-
Pitch MidCo B.V. (4)	Delayed Draw Term Loan	4/26/2028	1,547	4/26/2031	1,484
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	12/1/2025	-	n/a	-
Pye-Barker Fire & Safety, LLC (2)	Revolver	5/24/2030	758	7/9/2030	758
Rightworks LLC (2)	Revolver	5/29/2029	285	n/a	-
RN Enterprises, LLC (3)	Delayed Draw Term Loan	7/1/2030	1,747	7/1/2030	1,747
RN Enterprises, LLC (2)	Revolver	7/5/2031	850	7/5/2031	885
RWA Wealth Partners, LLC.	Delayed Draw Term Loan	11/15/2030	1,313	11/15/2030	1,313
RWA Wealth Partners, LLC. (2)	Revolver	11/15/2030	400	11/15/2030	400
Saarni	Delayed Draw Term Loan	3/19/2032	9	n/a	-

Solvias AG LP (2)	Revolver	2/27/2032	1,421	n/a	-
The Hilb Group, LLC (2)	Delayed Draw Term Loan	10/31/2026	1,313	10/31/2031	1,336
The Hilb Group, LLC (2)	Revolver	10/31/2031	638	10/31/2031	619
Tropolis Holdings LLC	Delayed Draw Term Loan	2/28/2031	550	n/a	-
Tropolis Holdings LLC (2)	Revolver	2/28/2031	100	n/a	-
UHY Advisors , Inc.	Delayed Draw Term Loan	11/21/2031	1,775	11/21/2031	1,775
UHY Advisors , Inc. (2)	Revolver	11/21/2031	350	11/21/2031	450
USALCO (3)	Delayed Draw Term Loan	9/30/2031	45	9/30/2031	45
Van Der Steen	Revolver	5/7/2028	1,186	5/7/2028	1,137
Vital Care Buyer, LLC (2)	Revolver	7/30/2031	283	7/30/2031	283
WCT Group Holdings, LLC (2)	Revolver	12/12/2029	457	12/12/2029	457

Total			$52,042		$44,508

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

As of March 31, 2025, pursuant to subscription agreements entered into between the Company and Crescent Capital, Sun Life, BK Canada, Scotia Private Credit Pool and Crescent and shares issued through its public offering that commenced on August 1, 2024, the Company issued approximately 6,991,873 of its Class I shares and raised gross proceeds of approximately $180,095 since inception, including approximately 314,117 Class I shares that were issued during the three months ended March 31, 2025 in exchange for $8,500.

Net Asset Value per Share and Offering Price

The following table summarizes each month-end NAV per share for Class I shares of beneficial interest for the period from January 1, 2024 through March 31, 2025. As of March 31, 2025 and December 31, 2024, the Company had not sold any of its Class S shares or Class D shares.

Date	Class I NAV Per Share
January 31, 2024	$26.24
February 29, 2024	26.45
March 31, 2024	26.68
April 30, 2024	26.79
May 31, 2024	27.09
June 30, 2024	26.95
July 31, 2024	26.89
August 31, 2024	26.83
September 30, 2024	26.95
October 31, 2024	27.00
November 30, 2024	26.99
December 31, 2024	27.06
January 31, 2025	27.03
February 28, 2025	26.99
March 31, 2025	26.88

Distributions

The Company declared monthly regular and special distributions for its Class I shares. The following table presents the monthly regular and special distributions that were declared and payable during the three months ended March 31, 2025. There were no distributions for the three months ended March 31, 2024.

(in $ thousands, except per share amounts)			Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1,119
January 31, 2025	January 29, 2025	February 27, 2025	0.06	419	(1)
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1,119
February 28, 2025	February 24, 2025	March 27, 2025	0.06	419	(1)
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1,120
March 31, 2025	March 26, 2025	April 28, 2025	0.06	419	(1)
			$0.66	$4,615

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

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it expects to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by the Company’s Board, except that the Company deducts 2.00% from such NAV for shares that have not been outstanding for at least one year (an “Early Repurchase Deduction”). Such share repurchase prices may be lower than the price at which investors purchase Common Shares in the Offering. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan, and the Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining common stockholders.

Note 9. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	As of and for the three months ended March 31, 2025	As of and for the three months ended March 31, 2024
Per Share Data (6):
Net asset value, beginning of period	$27.06	$26.11
Net investment income (1)	0.69	0.49
Net realized and unrealized gains on investments(1)(2)	(0.21)	0.08
Net increase in net assets resulting from operations	0.48	0.57
Distributions declared from net investment income(2)	(0.66)	-
Total increase (decrease) in net assets	(0.18)	0.57
Net asset value, end of period	$26.88	$26.68
Shares outstanding, end of period	6,991,873	5,931,257
Weighted average shares outstanding	6,991,873	4,983,501
Total return based on net asset value (3)	1.77%	2.18%
Ratio/Supplemental Data (6):
Net assets, end of period	$187,945	$158,273
Ratio of total expenses (excluding expense support) to average net assets(4)(5)(7)	10.21%	4.88%
Ratio of net expenses (excluding expense support and without incentive fees and interest and other debt expenses) to average net assets (7)	5.65%	2.34%
Ratio of net investment income to average net assets(7)	10.43%	7.40%
Ratio of interest and credit facility expenses to average net assets(7)	4.56%	2.53%
Portfolio turnover (8)	15.96%	3.58%
Asset coverage ratio	218%	444%
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
(5)
The ratio of total expenses to average net assets in the table above includes the Adviser’s voluntary waivers of its right to receive the management, income and capital gains incentive fees. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets would have been 10.60% and 7.26%, respectively, for the three months ended March 31, 2025 and 2024.
(6)
Net asset information presented is related to Class I shares.
(7)
Annualized.

(8) Not annualized.

Note 10. Income Taxes

For the three months ended March 31, 2025 and 2024, the Company recognized $81 and $0 of excise taxes related to its status as a RIC, respectively. As of March 31, 2025, and December 31, 2024, $79 and $325 of accrued excise taxes remained payable, respectively.

For the three months ended March 31, 2025, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of March 31, 2025 and December 31, 2024, no deferred tax assets or liabilities were recorded on the Consolidated Statements of Assets and Liabilities.

The Company's aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

	As of March 31, 2025	As of December 31, 2024
Tax Cost	$313,606	$291,995
Gross Unrealized Appreciation	$4,086	$3,945
Gross Unrealized Depreciation	(2,683)	(1,815)
Net Unrealized Investment Appreciation (Depreciation)	$1,403	$2,130

Note 11. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of March 31, 2025.

On April 1, 2025, the Company issued and sold 2,438,728 Common Shares (consisting of 2,436,942 Class I shares and 1,786 Class S shares) at an offering price of $26.88 per share, and received $65,553 as payment for such shares.

On April 28, 2025, the Company announced the declaration of amounts per share set forth below for its Class I shares and S shares. The distributions for Class I shares and Class S shares are payable to shareholders of record as of the open of business on April 30, 2025 and will be paid on or about May 28, 2025. The distributions will be paid in cash or reinvested in the Class I shares and Class S shares, respectively, for stockholders participating in the Company’s distribution reinvestment plan.

	Gross Distribution	Gross Special Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16000	$0.06000	$-	$0.22000
Class S Common Shares	$0.16000	$0.06000	$0.01904	$0.20096

On May 1, 2025, pursuant to the Offering, the Company received $6,550 in subscriptions from third party unaffiliated investors. The purchase price per Class I shares will equal the Company’s net asset value per Class I shares as of the last calendar day of April 2025 (the “April NAV”), which is generally expected to be available within 20 business days after May 1, 2025. At that time, the number of Class I shares issued to each investor based on the April NAV and such investor’s subscription amount will be determined and Class I shares will be credited to the investor’s account as of the effective date of the share purchase, May 1, 2025.

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
•
the cost of calculating our net asset value ("NAV");
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

Organization and offering expenses were incurred by the Adviser on our behalf until the commencement of the Offering (as defined below). Any organization and offering expenses incurred by us, including reimbursements to the Adviser, are expensed as incurred subject to the Expense Support Agreement. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pays on our behalf), subject to certain conditions. See “Components of Operations — Expenses — Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

From time to time, the Adviser, the Administrator, or their respective affiliates, may pay third party providers of goods or services. We will reimburse the Adviser, the Administrator, or such affiliates thereof for any such amounts paid on our behalf. Each of the Adviser or the Administrator will waive its right to be reimbursed in the event that such reimbursements would cause any distributions to our common stockholders to constitute a return of capital to stockholders. All of these expenses will ultimately be borne by our common stockholders.

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support Agreement with the Adviser. For additional information see Note 3 “Agreements and Related Party Transactions” to the consolidated financial statements included in this report.

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

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of March 31, 2025		As of December 31, 2024
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$119.2	38.7%	$136.0	48.3%
Unitranche First Lien	172.4	56.0	130.6	46.3
Unitranche First Lien - Last Out	2.6	0.8	3.5	1.2
Unsecured Debt	3.3	1.1	3.2	1.1
Equity	5.9	1.9	4.3	1.5
LLC/LP Equity Interests	4.6	1.5	4.6	1.6
Total Investments	$308.0	100.0%	$282.2	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended	For the three months ended
	March 31, 2025	March 31, 2024
New investments at cost:
Senior Secured First Lien	$29.9	$37.4
Unitranche First Lien	38.8	16.7
Unitranche First Lien - Last Out	2.6	—
Unsecured Debt	—	—
Equity	1.2	—
Total Investments	$72.5	$54.1
Proceeds from investments sold or repaid:
Senior Secured First Lien	$45.4	$4.4
Unitranche First Lien	1.0	0.4
Total Proceeds	$46.4	$4.8
Net increase (decrease) in portfolio	$26.1	$49.3

The following table presents certain selected information regarding our investment portfolio:

	As of March 31, 2025	As of December 31, 2024
Weighted average yield on income producing securities (at cost) (1)	9.6%	9.5%
Percentage of debt bearing a floating rate (at fair value)	98.9%	98.8%
Percentage of debt bearing a fixed rate (at fair value)	1.1%	1.2%
Number of portfolio companies	122	133

(1) Includes performing debt and other income producing investments (excluding investments on non-accrual). As of March 31, 2025 and December 31, 2024, there were no investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities.

($ in millions)	As of March 31, 2025				As of December 31, 2024
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$297.3	100.0%	$297.5	100.0%	$271.9	100.0%	$273.3	100.0%
Non-Accrual	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$297.3	100.0%	$297.5	100.0%	$271.9	100%	$273.3	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, we had no investments on non-accrual status.

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

($ in millions)	As of March 31, 2025		As of December 31, 2024
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$-	-%	$-	-%
2	301.1	97.8	274.9	97.4
3	6.9	2.2	7.3	2.6
4	-	-	-	-
5	-	-	-	-
Total	$308.0	100.0%	$282.2	100.0%

RESULTS OF OPERATIONS

Summarized statement of operations

($ in millions)	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Total investment income	$7.6	$4.0
Total net expenses, including taxes	2.8	1.6
Net investment income	$4.8	$2.4
Net realized gain (loss) on investments	(0.2)	-
Net unrealized appreciation (depreciation) on investments and foreign currency translation	(1.3)	0.5
Net realized and unrealized gains (losses)	$(1.5)	$0.5
Net increase (decrease) in net assets resulting from operations	$3.3	$2.9

Investment income

(in $ millions)	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest from investments	$7.0	$4.0
Paid-in-kind interest	0.4	-
Other income	0.2	-
Total investment income	$7.6	$4.0

For the three months ended March 31, 2025 and 2024, total investment income, which includes interest income and accretion of OID, was $7.6 million and $4.0 million, respectively. The increase was primarily as a result of an increase in the average size of our investment portfolio. We expect total investment income to continue to increase with the growing portfolio.

Net expenses

(in $ millions)	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest and other debt financing costs	$2.1	$0.8
Management fees	0.6	0.4
Income based incentive fees	0.4	0.3
Capital gains based incentive fees	(0.2)	0.1
Offering costs	1.0	-
Professional fees	0.2	0.3
Directors’ fees	0.1	0.0
Other general and administrative expenses	0.6	0.5
Total expenses	$4.8	$2.4
Management fees waiver	(0.0)	(0.4)
Income based incentive fees waiver	(0.4)	(0.3)
Capital gains based incentive fees waiver	0.2	(0.1)
Expense support reimbursement	(1.9)	-
Net expenses	$2.7	$1.6
Provision for income and excise taxes	0.1	-
Total	$2.8	$1.6

For the three months ended March 31, 2025 and 2024, total net expenses, including the impact of the fee waivers and expense support, were $2.8 million and $1.6 million, respectively. The increase was primarily as a result of an increase in the average size of our investment portfolio. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Net investment income

For the three months ended March 31, 2025 and 2024, net investment income was $4.8 million and $2.4 million, respectively. Net investment income can vary substantially from period to period due to various factors including net deployment, credit facility usage and market base rates.

Net realized and unrealized gains (losses) on investments

For the three months ended March 31, 2025 and 2024, we recorded net realized and unrealized appreciation (depreciation) on investments of $(1.5) million and $0.5 million, respectively. The change in net unrealized gains on investments is primarily driven by the performance of our investment portfolio.

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

As of March 31, 2025, we had $91.8 million in cash and cash equivalents and $92.2 million of undrawn capacity on our credit facilities (as defined below) subject to borrowing base and other limitations. As of March 31, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on current cash, availability under our credit facility, short-term investments and ongoing principal repayments on debt investment assets.

As of March 31, 2025, we were in compliance with our asset coverage requirements under the Investment Company Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of March 31, 2025. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our NAV as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

	As of March 31, 2025				As of December 31, 2024
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)
JPM Funding Facility	$150.0	$125.8	$24.2	$125.8	$150.0	$112.0	$38.0	$112.0
JPM Funding Facility II	100.0	32.0	68.0	32.0	-	-	-	-
Total Debt	$250.0	$157.8	$92.2	$157.8	$150.0	$112.0	$38.0	$112.0

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

(3) As of March 31, 2025 and December 31, 2024, the carrying amount of the outstanding debt approximated fair value, unless otherwise noted.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2025 and 2024 was 6.84% and 11.64%, respectively. The weighted average debt of the borrowings outstanding for the three months ended March 31, 2025 was $124.1 million and $28.4 million, respectively. As of March 31, 2025 and December 31, 2024, the weighted average cost of debt was 6.44% and 7.10%, respectively.

JPM Funding Facility

On December 8, 2023, we entered into a Loan and Security Agreement (as amended, the “JPM Funding Facility”), as servicer, with CPCI Funding SPV, LLC, our wholly owned subsidiary (the “Borrower”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $150.0 million with a reinvestment period ending December 8, 2026 and a final maturity date of December 8, 2028. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $500.0 million. In addition, on December 8, 2023, we, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which we will sell or contribute to the Borrower certain originated or acquired loans and other corporate debt securities and related assets from time to time. We consolidate the Borrower in our consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from the Borrower.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower. Since August 23, 2024, the interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.25%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility. Prior to August 23, 2024, the interest rate charged on the JPM Funding Facility was based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.60%. In addition, the Borrower pays, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

JPM Funding Facility II

On March 31, 2025, we entered into a Loan and Security Agreement (as amended, the “JPM Funding Facility II” and together with the JPM Funding Facility, the "credit facilities"), as servicer, with CPCI Funding SPV II, LLC, our wholly owned subsidiary (the “Borrower II”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $100.0 million with a reinvestment period ending September 30, 2027 and a final maturity date of March 31, 2028. The JPM Funding Facility II also provides for a feature that allows the Borrower II, under certain circumstances, to increase the overall size of the JPM Funding Facility II to a maximum of $200.0 million. We consolidate the Borrower II in our consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from the Borrower II.

The obligations of the Borrower II under the JPM Funding Facility II are secured by substantially all assets held by the Borrower II. The interest rate charged on the JPM Funding Facility II is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 1.35%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility II. In addition, the Borrower II pays, among other fees, a commitment fee on the undrawn balance. The JPM Funding Facility II includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

The summary of costs incurred in connection with our credit facilities is presented below:

(in $ millions)	For the three months ended March 31, 2025	For the Year Ended December 31, 2024
Borrowing interest expense	$1.9	$0.5
Unused facility fees	0.1	0.1
Amortization of financing costs	0.1	0.1
Administrative fee	-	0.1
Total interest and other debt financing costs	$2.1	$0.8
Weighted average outstanding balance	$124.1	$28.4

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

As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 218% and 259%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the credit facilities.

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

The Private Placement Investors' subscriptions were initially drawn down at a price of $25.00 per share, and subsequent subscriptions were priced at our current NAV at the time of contribution. Since our commencement of operations, we received $161.7 million of committed capital from the Private Placements, and in exchange therefore, we issued approximately 6,310,200 Class I shares to four stockholders, including the investment from our sole initial stockholder.

On August 1, 2024, we held the first closing in our public offering on a continuous basis of up to $2.5 billion in Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to its Registration Statement on Form N-2 (File No. 333-268622) that was declared effective by the SEC on September 29, 2023 (the “Offering”). As of March 31, 2025, pursuant to the Private Placements and our Offering that commenced on August 1, 2024, we have issued approximately 6,991,873 Class I shares and raised gross proceeds of approximately $180.1 million since inception through March 31, 2025. As of March 31, 2025, we have not offered or sold any of our Class S shares or Class D shares. See ”Recent Developments” for details on a subsequent issuance of Class S shares.

The following table lists the Common Shares issued and total consideration for both the Offering and the Private Placements as of the date of this filing, including approximately 314,117 Class I shares that were issued during the three months ended March 31, 2025 in exchange for $8.5 million. The table below does not include Common Shares issued through the our distribution reinvestment plan. We intend to continue selling Common Shares in the Offering on a monthly basis.

(dollar amounts in millions)	Common Shares issued	Total consideration
Registered Offering:
Class I	681,673	$18.4
Class S	—	—
Class D	—	—
Private Placements:
Class I	6,310,200	161.7
Class S	—	—
Class D	—	—
Total:	6,991,873	$180.1

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

We declared monthly regular and special distributions for our Class I shares. The following table presents the monthly regular and special distributions that were declared and payable for three months ended March 31, 2025. We made no distributions for the three months ended March 31, 2024.

(in $ millions, except per share amounts)			Class I Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1.1
January 31, 2025	January 29, 2025	February 27, 2025	0.06	0.4	(1)
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1.1
February 28, 2025	February 24, 2025	March 27, 2025	0.06	0.4	(1)
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1.1
March 31, 2025	March 26, 2025	April 28, 2025	0.06	0.4	(1)
			$0.66	$4.5
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

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by our Board, except that the Company deducts 2.00% from such NAV for shares that have not been outstanding for at least one year, also referred to as the Early Repurchase Deduction. Such share repurchase prices may be lower than the price at which you purchase our Common Shares in the Offering. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan, and the Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining common stockholders.

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2025 and December 31, 2024 we had aggregate unfunded commitments totaling $52.0 million and $44.5 million, respectively. See Note 7 "Commitments and Contingencies" to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On April 1, 2025, we issued and sold 2,438,728 Common Shares (consisting of 2,436,942 Class I shares and 1,786 Class S shares) at an offering price of $26.88 per share, and received $65.6 million as payment for such shares.

On April 28, 2025, we announced the declaration of amounts per share set forth below for its Class I shares and Class S shares. The distributions for Class I shares and Class S shares are payable to shareholders of record as of the open of business on April 30, 2025 and will be paid on or about May 28, 2025. The distributions will be paid in cash or reinvested in the Class I shares or Class S shares, as applicable, for stockholders participating in the Company’s distribution reinvestment plan.

	Gross Distribution	Gross Special Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16000	$0.06000	$-	$0.22000
Class S Common Shares	$0.16000	$0.06000	$0.01904	$0.20096

On May 1, 2025, pursuant to the Offering, we received $6.6 million in subscriptions from third party unaffiliated investors. The purchase price per Class I shares will equal the Company’s net asset value per Class I shares as of the last calendar day of April 2025 (the “April NAV”), which is generally expected to be available within 20 business days after May 1, 2025. At that time, the number of Class I shares issued to each investor based on the April NAV and such investor’s subscription amount will be determined and Class I shares will be credited to the investor’s account as of the effective date of the share purchase, May 1, 2025.

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

As of March 31, 2025, 98.9% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statement of Assets and Liabilities as of March 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	$3.0	$1.6	$1.4
Up 75 basis points	2.2	1.2	1.0
Up 50 basis points	1.5	0.8	0.7
Up 25 basis points	0.7	0.4	0.3
Down 25 basis points	(0.7)	(0.4)	(0.3)
Down 50 basis points	(1.5)	(0.8)	(0.7)
Down 75 basis points	(2.2)	(1.2)	(1.0)
Down 100 basis points	(3.0)	(1.6)	(1.4)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed herein and in Part I,"Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and “Risk Factors” of the Post-Effective Amendment No. 5 to our registration statement on Form N-2 filed on April 29, 2025 which could materially affect our business, financial condition and/or operating results. These risks are not the only risk factors facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Tariffs may adversely affect us or our portfolio companies.

The current United States administration has threatened or imposed tariffs on certain imports from a number of countries, including China. Tariffs and international trade arrangements may continue to change, potentially without warning and to an extent that is difficult to predict. Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain or our portfolio companies or reduce demand for their products, which could affect the results of their operations, and may cause a general economic slowdown or recession. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us, our portfolio companies or the economy.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing our loans. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors.

Efforts by the Federal Reserve and other central banks globally to combat inflation and restore price stability, as well as other global events, may raise the prospect or severity of a recession. Wars have added, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. Present conditions and the state of the U.S. and global economies make it difficult to predict whether and/or to what extent a recession will occur in the near future.

Any such recession would negatively impact the businesses in which we invest and our business. These impacts may include:

▪
severe declines in the market price of our securities or net asset value;
▪
inability of the Company to accurately or reliably value its portfolio;
▪
inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to shareholders and that could result breaches of covenants or events of default under our credit arrangements;

▪
inability of the Company to pay any dividends and distributions or service its debt;
▪
declines in the value of our investments;
▪
increased risk of default or bankruptcy by the companies in which we invest;
▪
increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;
▪
limited availability of new investment opportunities;
▪
inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage; and
▪
general threats to the Company’s ability to continue investment operations and to operate successfully as a BDC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Item 8.01 in our Current Reports on Form 8-K filed with the SEC on January 29, 2025, February 24, 2025, March 26, 2025 and April 28, 2025 for information about unregistered sales of our equity securities during the quarter and subsequent to the quarter end.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.1

Loan and Security Agreement, dated March 31, 2025, among CPCI Funding SPV II, LLC, as borrower, Crescent Private Credit Income Corp., as servicer, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JP Morgan Chase Bank, National Association as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 814-01599), filed on April 3, 2025).

10.2

Sale and Contribution Agreement, dated March 31, 2025, between Crescent Private Credit Income Corp., as seller, and CPCI Funding SPV II, LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K (File No. 814-01599), filed on April 3, 2025).

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
Date: May 15, 2025

By:	/s/ Kirill Bouek
Kirill Bouek
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: May 15, 2025