Form 10-Q
period 2025-06-30
Crescent Private Credit Income Corp
filed 2025-08-14
CIK 1954360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the Registrant’s common stock, par value $0.01 per share outstanding at August 14, 2025 was 11,711,830 shares of Class I Common Stock ("Class I Shares"), 2,182 shares of Class S Common Stock ("Class S Shares"), and no shares of Class D Common Stock (“Class D shares”).

Common shares outstanding exclude August 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

11

CRESCENT PRIVATE CREDIT INCOME CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Crescent Private Credit Income Corp (together, with its consolidated subsidiaries, the “Company”, “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
•
political and regulatory conditions that contribute to uncertainty and market volatility, including the legislative, regulatory, trade and tariff, immigration and other policies associated with the current U.S. presidential administration;
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

PART I. Financial Information
Item 1. Financial Statements

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

	As of June 30, 2025 (Unaudited)	As of December 31, 2024

Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $480,631 and $280,031, respectively)	$487,664	$282,161
Cash and cash equivalents	61,758	10,695
Restricted cash and cash equivalents	7,826	10,672
Receivable from unsettled transactions	3,765	1,299
Interest receivable	1,377	1,372
Deferred offering costs	781	2,202
Other assets	146	3,377
Total assets	$563,317	$311,778

Liabilities
Debt (net of deferred financing costs of $3,392 and $1,413, respectively)	$191,588	$110,566
Subscriptions received in advance	54,955	8,500
Payable for investments purchased	47,202	2,094
Interest and other debt financing costs payable	2,497	1,917
Distribution payable	2,131	1,536
Management fees payable	789	545
Accrued expenses and other liabilities	1,191	5,895
Total liabilities	300,353	131,053

Commitments and Contingencies (Note 7)
Net assets
Common stock, par value $0.01 per share (300,000,000 shares authorized, 9,689,140 and 6,677,756 shares issued and outstanding, respectively)	97	67
Paid-in capital in excess of par value	252,036	171,093
Accumulated earnings/(loss)	10,831	9,565
Total net assets	262,964	180,725
Total liabilities and net assets	$563,317	$311,778

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)
(Unaudited)

NET ASSET VALUE PER SHARE	As of June 30, 2025 (Unaudited)	As of December 31, 2024
Class I Shares:
Net assets	$262,915	$180,725
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	9,687,327	$6,677,756
Net asset value per share	$27.14	$27.06
Class S Shares:
Net assets	$49	$-
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	1,813	-
Net asset value per share	$27.14	$-

Crescent Private Credit Income Corp.
Consolidated Statements of Operations
(in thousands, except for per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$8,876	$5,260	$15,762	$9,230
Paid-in-kind interest	330	39	736	39
Dividend income	100	-	232	-
Other income	213	128	413	170
Total investment income	9,519	5,427	17,143	9,439

Expenses:
Interest and other debt financing costs	2,765	1,367	4,886	2,195
Offering costs	1,061	-	2,021	-
Management fees	804	495	1,386	903
Income based incentive fees	482	384	842	686
Professional fees	361	182	548	435
Capital gains based incentive fees	373	(18)	185	51
Directors’ fees	51	50	157	103
Other general and administrative expenses	549	711	1,268	1,170
Total expenses	6,446	3,171	11,293	5,543
Management fees waiver	(15)	(161)	(24)	(569)
Income based incentive fees waiver	(482)	(384)	(842)	(686)
Capital gains based incentive fees waiver	(373)	18	(185)	(51)
Expense support reimbursement	(2,022)	(414)	(3,994)	(414)
Net expenses	3,554	2,230	6,248	3,823
Net investment income before taxes	5,965	3,197	10,895	5,616
Provision for excise taxes	81	117	162	117
Net investment income	5,884	3,080	10,733	5,499
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(379)	(219)	(576)	(219)
Foreign currency transactions	(47)	-	(74)	-
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	5,630	81	4,903	627
Foreign currency translation	(2,208)	-	(2,771)	-
Net realized and unrealized gains (losses) on investments	2,996	(138)	1,482	408
Net increase in net assets resulting from operations	$8,880	$2,942	$12,215	$5,907

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income	5,884	3,080	10,733	5,499
Net realized gain (loss) on investments	(426)	(219)	(650)	(219)
Net change in unrealized appreciation (depreciation)	3,422	81	2,132	627
Total net increase (decrease) in net assets resulting from operations:	8,880	2,942	12,215	5,907

Share Transactions
Class I:
Issuance of common stock	72,425	345	80,925	51,795
Distributions reinvested	-	-	-	-
Distributions to Shareholders	(6,334)	(1,367)	(10,949)	(1,367)
Net increase (decrease) from share transactions - Class I	66,091	(1,022)	69,976	50,428
Class S:
Issuance of common stock	48	-	48	-
Distributions reinvested	1	-	1	-
Distributions to Shareholders	(1)	-	(1)	-
Net increase (decrease) from share transactions - Class S	48	-	48	-
Total increase (decrease) in net assets	$75,019	$1,920	$82,239	$56,335
Net assets, beginning of period	$187,945	$158,273	$180,725	$103,858
Net assets, end of period	$262,964	$160,193	$262,964	$160,193

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$12,215	$5,907
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(264,663)	(128,817)
Paid-in-kind interest income	(736)	-
Proceeds from sales of investments and principal repayments	64,852	15,178
Net realized (gain) loss on investments, foreign currency transactions	650	219
Net change in unrealized (appreciation) depreciation on investments, foreign currency translation	(2,132)	(627)
Amortization of premium and accretion of discount, net	(703)	(394)
Amortization of deferred offering costs	2,021	-
Amortization of deferred financing costs	274	180
Change in operating assets and liabilities:
(Increase) decrease in receivable from unsettled transactions	(2,466)	-
(Increase) decrease in interest receivable	(5)	(1,005)
(Increase) decrease in other assets	(12)	3
Increase (decrease) in payable for investments purchased	45,108	(14,622)
Increase (decrease) in interest and other debt financing costs payable	580	1,067
Increase (decrease) in management fees payable	244	334
Increase (decrease) in accrued expenses and other liabilities	(1,875)	(470)
Net cash provided by (used for) operating activities	$(146,648)	$(123,047)

Cash flows from financing activities:
Proceeds from issuance of common stock	80,973	51,795
Increase (decrease) in subscriptions received in advance	46,455	-
Distributions paid	(10,354)	-
Offering costs paid	(186)	-
Borrowings on credit facilities	158,228	59,025
Repayments on credit facilities	(78,050)	(2,000)
Deferred financing and debt issuance costs paid	(2,253)	-
Net cash provided by (used for) financing activities	194,813	108,820
Effect of exchange rate changes on cash denominated in foreign currency	52	17
Net increase (decrease) in cash and cash equivalents	48,217	(14,210)
Cash and cash equivalents, restricted cash and foreign currency, beginning of period	21,367	28,754
Cash and cash equivalents, restricted cash and foreign currency, end of period (1)	$69,584	$14,544

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$4,047	$903
Cash paid during the period for taxes	$327	$110
Accrued but unpaid distributions	$2,131	$1,367
Reinvestment of distributions during the period	$1	$-
Non-cash settlement of offering costs	$2,829	$-

(1) As of June 30, 2025, the balance included cash and cash equivalents of $61,758 (including cash denominated in foreign currency of $340) and restricted cash and cash equivalents of $7,826 (including cash denominated in foreign currency of $518). As of December 31, 2024, the balance included cash and cash equivalents of $10,695 (including cash denominated in foreign currency of $40) and restricted cash and cash equivalents of $10,672 (including cash denominated in foreign currency of $440).

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
Brand Industrial Services (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	8.78%	08/2030	$1,115	$1,063	0.4%	$938
Fairbanks Morse Defense (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	7.58%	06/2030	1,586	1,571	0.6	1,596
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.80%	12/2030	3,181	3,152	1.2	3,173
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	-	(6)	(0.0)	(3)
GB Eagle Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 450 (100 Floor)	8.80%	12/2030	192	188	0.1	191
Parts Town (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2030	-	-	(0.0)	(1)
Parts Town	Unitranche First Lien Term Loan	S + 325 (75 Floor) (plus 175 PIK)	9.30%	04/2030	5,343	5,312	2.0	5,329
Realpage, Inc. (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	7.30%	04/2028	1,327	1,317	0.5	1,319
Red Planet Borrower, LLC (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.08%	10/2028	1,062	1,054	0.4	1,052
					13,806	13,651	5.2	13,594
Commercial and Professional Services
Career Certified LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.30%	02/2031	750	745	0.3	745
Career Certified LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2031	-	-	(0.0)	(1)
Career Certified LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	-	(1)	(0.0)	(1)
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.88%	10/2028	440	436	0.2	438
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.88%	10/2028	1,106	1,097	0.4	1,102
CMG Holdco	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.88%	10/2028	746	740	0.3	743
CMG Holdco (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.88%	10/2028	1,141	1,127	0.4	1,136
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	-	(5)	(0.0)	(2)
CMG Holdco (5)	Unitranche First Lien Revolver	S + 475 (100 Floor)	8.97%	10/2028	162	158	0.1	160
Crisis Prevention Institute, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	8.30%	04/2031	321	321	0.1	322
Duraserv LLC	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.06%	06/2031	4,785	4,744	1.8	4,737

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.06%	06/2031	1,775	1,759	0.7	1,757
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.06%	06/2031	70	61	0.0	52
Duraserv LLC (4)(5)	Senior Secured First Lien Revolver			06/2030	-	(7)	(0.0)	(9)
Galway Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.78%	09/2028	891	853	0.3	905
Galway Borrower, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.80%	09/2028	217	212	0.1	213
GN Loanco, LLC (7)	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.78%	12/2030	1,750	1,705	0.7	1,742
Halo Buyer Inc	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.33%	08/2029	3,470	3,406	1.3	3,515
Halo Buyer Inc (5)	Unitranche First Lien Revolver	P + 600 (100 Floor)	10.33%	08/2029	96	86	0.0	102
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.53%	10/2030	3,479	3,399	1.3	3,508
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.55%	10/2030	328	321	0.1	331
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.55%	10/2030	129	125	0.1	135
Iris Buyer, LLC (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.55%	10/2029	151	141	0.1	151
Lawn Star Buyer, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.08%	06/2031	1,800	1,782	0.7	1,782
Lawn Star Buyer, LLC (4)(5)	Senior Secured First Lien Revolver			06/2031	-	(7)	(0.0)	(7)
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.27%	03/2029	2,955	2,901	1.1	2,964
Midwest Physician Administrative Services, LLC (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	7.81%	03/2028	1,102	1,042	0.4	1,030
Northstar	Senior Secured First Lien Term Loan	S + 475 (50 Floor)	8.88%	05/2030	575	573	0.2	579
Pre-paid Legal Services, Inc. (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	7.58%	12/2028	1,995	1,990	0.8	1,988
Pushpay USA Inc. (6)	Senior Secured First Lien Term Loan	S + 400	8.30%	08/2031	997	990	0.4	1,006
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.80%	05/2031	8,755	8,755	3.3	8,707
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.80%	05/2031	378	378	0.1	376
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.80%	05/2030	108	108	0.0	104
Teneo Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.08%	03/2031	358	358	0.1	362
Trugreen (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.33%	11/2027	2,095	2,020	0.8	1,992

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Unosquare, LLC	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.08%	06/2031	3,050	3,020	1.1	3,020
Unosquare, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2031	-	-	(0.0)	(14)
Unosquare, LLC (4)(5)	Senior Secured First Lien Revolver			06/2031	-	-	(0.0)	(5)
Vaco Holdings, LLC (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.30%	01/2029	1,222	1,113	0.4	1,124
Varsity Brands (7)	Senior Secured First Lien Term Loan	S + 375	8.08%	08/2031	1,995	1,962	0.8	1,997
					49,192	48,408	18.5	48,786
Consumer Discretionary Distribution and Retail
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	7.58%	01/2032	2,124	2,108	0.8	2,124
Gloves Buyers, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	8.32%	01/2032	2,150	2,098	0.8	2,112
Mavis Tire Express (7)	Senior Secured First Lien Term Loan	S + 300 (75 Floor)	7.33%	05/2028	1,147	1,142	0.4	1,148
PetSmart (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.08%	02/2028	1,588	1,570	0.6	1,575
Savers (6)(7)	Senior Secured First Lien Term Loan	S + 375	8.05%	04/2028	2,075	2,075	0.8	2,077
					9,084	8,993	3.4	9,036
Consumer Durables and Apparel
HP PHRG Borrower, LLC (7)	Senior Secured First Lien Term Loan	S + 400	8.33%	02/2032	2,275	2,220	0.9	2,272
Hunter Douglas Holdings UK Limited (6)(7)	Senior Secured First Lien Term Loan	S + 325	7.55%	01/2032	1,436	1,412	0.5	1,433
Lakeshore Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.83%	09/2028	1,362	1,334	0.4	1,082
					5,073	4,966	1.8	4,787
Consumer Services
Allied Universal Holdco LLC (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.18%	05/2028	1,322	1,310	0.5	1,329
Dave & Buster's, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 325	7.56%	11/2031	1,759	1,639	0.6	1,682
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.28%	06/2031	3,792	3,758	1.4	3,754
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2031	-	(3)	(0.0)	(7)
Essential Services Holding Corporation (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	9.28%	06/2030	56	52	0.0	51
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.83%	01/2029	2,593	2,576	1.0	2,593
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	7.83%	04/2030	1,995	1,951	0.8	1,976
Landscape Workshop LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.30%	05/2032	19,459	19,268	7.4	19,266
Landscape Workshop LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2032	-	(31)	(0.0)	(63)

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Landscape Workshop LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(33)	(0.0)	(34)
Learning Care Group (US) No. 2 Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	8.28%	08/2028	1,322	1,315	0.5	1,322
Scientific Games Holdings LP (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	7.28%	04/2029	1,586	1,582	0.6	1,586
Voyager Parent LLC (6)(7)	Senior Secured First Lien Term Loan	S + 475	9.04%	05/2032	2,000	1,968	0.8	1,983
Waterbridge Midstream Operating LLC (7)	Senior Secured First Lien Term Loan	S + 475	9.05%	06/2029	795	770	0.3	793
					36,679	36,122	13.9	36,231
Diversified Financials
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.07%	11/2030	1,696	1,684	0.7	1,696
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.07%	11/2030	87	84	0.0	87
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.08%	11/2030	63	60	0.0	63
					1,846	1,828	0.7	1,846
Energy
Brazos (7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	7.31%	02/2030	952	950	0.4	955
Cornerstone Generation, LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.57%	10/2031	365	364	0.1	367
					1,317	1,314	0.5	1,322
Financial Services
Americana Partners LLC	Unitranche First Lien Term Loan	S + 425 (75 Floor)	8.55%	05/2031	650	645	0.2	645
Americana Partners LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2031	-	(5)	(0.0)	(14)
Americana Partners LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(3)	(0.0)	(3)
Blackhawk Network Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (100 Floor)	8.33%	06/2025	1,331	1,320	0.5	1,340
Camelot US (6)(7)	Senior Secured First Lien Term Loan	S + 325	7.58%	01/2031	280	279	0.1	281
Cary Street Partners	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.08%	05/2031	1,800	1,778	0.7	1,778
Cary Street Partners (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2031	-	(14)	(0.0)	(35)
Cary Street Partners (4)(5)	Senior Secured First Lien Revolver			05/2031	-	(4)	(0.0)	(4)
Coral-Us Co-Borrower LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.51%	01/2032	2,280	2,249	0.9	2,259
Jump Financial LLC	Senior Secured First Lien Term Loan	S + 425	8.55%	02/2032	476	475	0.2	478
Kestra Advisor Services Holdings A, Inc. (7)	Senior Secured First Lien Term Loan	S + 300	7.33%	03/2031	1,586	1,577	0.6	1,587
Kingpin Intermediate Holdings LLC (6)	Senior Secured First Lien Term Loan	S + 350	7.83%	02/2028	2,648	2,625	1.0	2,638

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
LBM Acquisition (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.06%	05/2034	1,376	1,320	0.5	1,302
Nexus (7)	Senior Secured First Lien Term Loan	S + 350	7.83%	07/2031	1,324	1,315	0.5	1,330
Park River Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	7.80%	12/2027	2,050	1,977	0.8	2,001
Rand Parent, LLC (7)	Senior Secured First Lien Term Loan	S + 300	7.30%	03/2030	539	531	0.2	537
Star Parents, Inc. (7)	Senior Secured First Lien Term Loan	S + 375	8.05%	09/2030	1,496	1,432	0.6	1,484
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	11/2031	1,771	1,759	0.6	1,771
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2031	-	(4)	-	-
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Revolver			11/2031	-	(3)	-	-
White Cap Supply Holdings, LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.58%	10/2029	1,332	1,283	0.5	1,327
					20,939	20,532	7.9	20,702
Food, Beverage and Tobacco
Aspire Bakeries Holdings LLC	Senior Secured First Lien Term Loan	S + 350	7.82%	12/2030	449	447	0.2	451
Primary Products (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.53%	04/2029	1,821	1,812	0.7	1,814
					2,270	2,259	0.9	2,265
Health Care Equipment and Services
Admi Corp. (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.08%	12/2027	1,591	1,551	0.6	1,521
Agiliti Health, Inc. (7)	Senior Secured First Lien Term Loan	S + 300	7.22%	05/2030	1,352	1,311	0.5	1,312
Angels of Care	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.83%	02/2030	3,703	3,672	1.4	3,703
Angels of Care (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.81%	02/2030	274	271	0.1	274
Angels of Care (4)(5)	Senior Secured First Lien Revolver			02/2030	-	(3)	-	-
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S + 362.5 (75 Floor) (plus 362.5 PIK)	11.58%	12/2028	7,295	7,189	2.6	6,900
Avalign Technologies, Inc. (5)	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.83%	12/2028	277	263	0.1	227
BVI Medical Inc.	Unitranche First Lien Term Loan	S + 125 (75 Floor) (plus 500 PIK)	10.58%	03/2032	8,211	8,094	3.1	8,211
BVI Medical Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2032	-	(3)	-	-
Cvet Midco 2, L.P. (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	9.30%	10/2029	1,471	1,402	0.5	1,328
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.33%	07/2028	7,392	6,957	2.8	7,355
Global Medical Response, Inc. (7)	Senior Secured First Lien Term Loan	S + 550	9.83%	10/2028	1,060	1,055	0.4	1,063
HAH Group Holding Company (7)	Senior Secured First Lien Term Loan	S + 500	9.33%	09/2031	2,020	1,963	0.7	1,968
Hanger, Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.83%	10/2031	941	933	0.4	944
Hanger, Inc. (5)(7)	Senior Secured First Lien Delayed Draw Term Loan	S + 350	7.79%	10/2031	18	17	0.0	19
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.30%	06/2030	6,794	6,674	2.6	6,861

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1350 PIK	13.50%	06/2031	3,296	3,230	1.3	3,395
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	-	(23)	-	-
Laseraway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 575 (75 Floor)	10.29%	10/2027	5,222	5,192	1.9	5,026
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 375	8.01%	11/2028	2,294	2,249	0.9	2,273
LTC Ally Inc	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.03%	04/2031	2,800	2,779	1.1	2,780
LTC Ally Inc (4)(5)	Senior Secured First Lien Revolver			04/2031	-	(1)	(0.0)	(1)
MB2 Dental	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.83%	02/2031	5,475	5,430	2.1	5,585
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	9.83%	02/2031	682	666	0.3	720
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	9.83%	02/2031	793	774	0.3	816
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	-	(3)	-	-
Medical Review Institute of America	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.30%	07/2030	5,657	5,609	2.1	5,579
Medical Review Institute of America (5)	Unitranche First Lien Revolver	P + 400 (100 Floor)	11.50%	07/2030	128	121	0.0	117
Medical Solutions LLC (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.53%	11/2028	1,470	1,402	0.3	792
MPH Acquisition (6)(7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.03%	12/2030	106	106	0.0	105
MPH Acquisition (6)(7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	8.53%	12/2030	881	738	0.3	793
Outcomes Group Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 375	8.08%	05/2031	6,956	6,928	2.65	7,006
Upstream Newco Inc (7)	Senior Secured First Lien Term Loan	S + 425	8.53%	11/2026	1,472	1,426	0.4	1,159
Viant Medical Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	8.33%	10/2031	1,446	1,439	0.5	1,437
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.80%	07/2031	2,152	2,133	0.8	2,152
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			07/2031	-	(2)	-	-
					83,229	81,539	30.8	81,420
Insurance
Accession Risk Management (5)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.03%	10/2029	553	556	0.2	553
Accession Risk Management (5)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.05%	10/2029	858	862	0.3	858
Accession Risk Management (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.08%	10/2029	1,550	1,556	0.6	1,550
Accession Risk Management	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.08%	10/2029	2,022	2,022	0.8	2,022
Assured Partners (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.83%	01/2029	1,123	1,123	0.4	1,127
King Risk Partners LLC	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.83%	04/2031	2,275	2,258	0.9	2,258
King Risk Partners LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	8.83%	04/2031	349	343	0.1	332
King Risk Partners LLC (4)(5)	Unitranche First Lien Revolver			04/2031	-	(3)	(0.0)	(3)
Summit Acquisition Inc. (7)	Senior Secured First Lien Term Loan	S + 375	8.08%	10/2026	789	787	0.3	792

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.58%	10/2031	5,980	5,928	2.3	5,923
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.83%	10/2031	43	37	0.0	30
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.83%	10/2031	50	44	0.0	43
Tropolis Holdings LLC	Senior Secured First Lien Term Loan	S + 450 (100 Floor)	8.80%	02/2031	349	346	0.1	346
Tropolis Holdings LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2031	-	(3)	(0.0)	(5)
Tropolis Holdings LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	-	(1)	(0.0)	(1)
					15,941	15,855	6.0	15,825
Materials
Berlin Packaging L.L.C. (7)	Senior Secured First Lien Term Loan	S + 350	7.82%	06/2031	1,322	1,310	0.5	1,328
Chariot Buyer (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.58%	11/2028	1,845	1,841	0.7	1,850
Chemours (6)(7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	7.33%	08/2028	1,079	1,069	0.4	1,079
Clydesdale Acquisition Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.58%	03/2032	1,992	1,987	0.9	1,988
Clydesdale Acquisition Holdings, Inc. (5)(7)	Senior Secured First Lien Delayed Draw Term Loan	S + 325	7.54%	03/2032	1	1	0.0	1
Cornerstone (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	8.81%	05/2031	1,624	1,479	0.5	1,388
Discovery Purchaser Corporation (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.02%	10/2029	1,995	1,975	0.9	1,994
First Brands Group, LLC (7)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.54%	03/2027	1,496	1,433	0.5	1,416
Foundation Building Materials, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	8.28%	01/2031	1,795	1,742	0.7	1,763
Foundation Building Materials, Inc. (7)	Senior Secured First Lien Term Loan	S + 525	9.55%	01/2031	277	260	0.1	274
Hexion Holdings Corporation (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	8.31%	03/2029	1,696	1,680	0.6	1,694
Kodiak BP, LLC (7)	Senior Secured First Lien Term Loan	S + 375	8.03%	12/2031	1,771	1,711	0.6	1,706
LTI Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 425	8.58%	07/2029	1,322	1,286	0.5	1,323
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.55%	12/2029	1,428	1,417	0.5	1,428
Online Labels Group, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.55%	12/2029	87	87	0.0	87
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(1)	-	-
Oscar Acquisitionco, LLC (7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	8.55%	04/2029	1,247	1,135	0.4	1,154
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.05%	01/2031	1,537	1,521.0	0.6	1,529
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	(2)	(0.0)	(2)
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.05%	01/2031	884	884	0.3	879
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	-	(0.0)	(1)

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	-	(0.0)	(2)
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.83%	08/2026	734	727.0	0.3	709
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.08%	08/2026	457	451	0.2	442
USALCO (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	8.33%	09/2031	1,130	1,130.0	0.4	1,138
USALCO (5)(7)	Senior Secured First Lien Delayed Draw Term Loan			09/2031	-	-	0.0	1
					25,719	25,122	9.6	25,166
Media and Entertainment
Arches Buyer Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.68%	12/2027	1,995	1,970	0.8	1,973
GoodRx (6)(7)	Senior Secured First Lien Term Loan	S + 375	8.08%	06/2029	1,317	1,305	0.5	1,321
Knot Worldwide Inc.	Senior Secured First Lien Term Loan	S + 375	8.08%	01/2028	1,496	1,470	0.6	1,494
Recess Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 375 (100 Floor)	8.03%	02/2030	1,057	1,045	0.4	1,061
Stubhub (7)	Senior Secured First Lien Term Loan	S + 475	9.08%	03/2030	1,746	1,727	0.6	1,699
Univision Communications Inc.	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	8.55%	06/2029	1,644	1,607	0.6	1,641
					9,255	9,124	3.5	9,189
Pharmaceuticals, Biotechnology and Life Sciences
Endo Finance Holdings, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	8.33%	04/2031	1,082	1,054	0.4	1,083
Nephron Pharmaceuticals LLC	Unitranche First Lien - Last Out Term Loan	S + 920	13.50%	12/2027	2,500	2,468	1.0	2,536
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.02%	10/2031	697	690	0.3	706
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.02%	10/2031	5,459	5,396	2.0	5,529
RN Enterprises, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	-	(10)	0.0	22
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.06%	10/2031	221	209	0.1	221
Southern Veterinary Partners, LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.53%	12/2031	1,057	1,050	0.4	1,060
WCG Intermediate Corp. (7)	Senior Secured First Lien Term Loan	S + 300	7.33%	02/2032	1,600	1,586	0.6	1,585
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	10.55%	12/2029	3,324	3,257	1.3	3,358
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(9)	-	-
					15,940	15,691	6.1	16,100
Real Estate Management and Development
Cushman Wakefield (6)(7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.58%	01/2030	518	518	0.2	522
					518	518	0.2	522

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software and Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	8.38%	08/2028	1,330	1,325	0.5	1,338
Advantage Sales (6)(7)	Senior Secured First Lien Term Loan	S + 425 (75 Floor)	8.53%	10/2027	1,094	1,070	0.3	919
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 525	9.69%	01/2029	388	368	0.1	361
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 425	8.58%	08/2028	2,294	2,257	0.9	2,273
Bonterra LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.30%	03/2032	12,458	12,402	4.7	12,457
Bonterra LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2032	-	(3)	-	-
Bonterra LLC (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	9.30%	03/2032	287	281	0.1	287
C-4 Analytics	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.58%	05/2030	7,326	7,264	2.8	7,326
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	-	(8)	-	-
C-4 Analytics (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.58%	05/2030	225	219	0.1	225
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.05%	03/2031	1,588	1,572	0.6	1,593
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.80%	03/2029	444	433	0.2	445
Concord III, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.30%	12/2028	5,604	5,563	2.1	5,604
Concord III, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.30%	12/2028	298	294	0.1	298
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.30%	12/2028	244	242	0.1	244
Constant Contact, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.52%	02/2028	1,397	1,308	0.5	1,342
DS Admiral (7)	Senior Secured First Lien Term Loan	S + 425	8.55%	06/2031	1,331	1,313	0.5	1,328
Ensono (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.33%	05/2028	1,604	1,572	0.6	1,607
Enverus (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Enverus (5)	Unitranche First Lien Revolver	S + 550 (75 Floor)	9.82%	12/2029	24	21	0.0	16
Enverus	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.83%	12/2029	4,522	4,471	1.7	4,522
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	09/2030	4,433	4,341	1.7	4,477
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	09/2030	4,963	4,919	1.9	5,012
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(9)	-	-
Fortress	Senior Secured First Lien Term Loan	S + 350	7.83%	05/2031	1,374	1,351	0.5	1,379
Granicus, Inc. (5)	Unitranche First Lien Term Loan	S + 350 (100 Floor) (plus 225 PIK)	10.04%	01/2031	3,946	3,916	1.5	3,936
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 350 (100 Floor) (plus 225 PIK)	10.04%	01/2031	583	578	0.2	581
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 350 (75 Floor) (plus 225 PIK)	10.04%	01/2031	366	364	0.1	365
Granicus, Inc. (5)	Unitranche First Lien Revolver	P + 200 (100 Floor) (plus 225 PIK)	11.75%	01/2031	77	72	0.0	71

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Imagine Learning LLC (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.83%	12/2029	1,761	1,742	0.7	1,720
Medicus IT	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	07/2031	6,070	6,016	2.3	6,024
Medicus IT	Unitranche First Lien Term Loan	S + 500 (75 Floor)	10.75%	06/2032	11,387	11,300	4.3	11,302
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2031	-	(12)	(0.0)	(21)
Medicus IT (4)(5)	Unitranche First Lien Revolver			07/2031	-	(9)	(0.0)	(8)
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	-	(2)	(0.0)	(2)
Medicus IT (4)(5)	Unitranche First Lien Revolver			06/2032	-	(7)	(0.0)	(7)
Mermaid Bidco Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.51%	07/2031	293	292	0.1	294
MH Sub I, LLC (7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	8.58%	12/2031	1,373	1,319	0.5	1,202
BVI Medical Inc. (4)(5)	Unitranche First Lien Revolver			03/2032	-	(9)	(0.0)	(5)
Milano Acquisition Corp (Gainwell) (7)	Senior Secured First Lien Term Loan	S + 425 (75 Floor)	8.55%	10/2027	1,381	1,335	0.5	1,334
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	07/2031	8,819	8,744	3.3	8,807
Net Health Acquisition Corp.	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.08%	07/2031	1,136	1,127	0.4	1,135
Planview Parents, Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.80%	12/2027	2,020	1,959	0.7	1,970
Rightworks LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.33%	05/2029	11,495	11,495	4.5	11,496
Rightworks LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.33%	05/2029	165	165	0.1	165
Rocket Software (7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	8.58%	11/2028	1,473	1,462	0.6	1,478
Skopima Consilio Parent LLC (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.08%	05/2028	1,746	1,726	0.7	1,725
SMX Group, LLC (7)	Senior Secured First Lien Term Loan	S + 450	8.80%	02/2032	5,420	5,369	2.1	5,441
Sovos Compliance, LLC (7)	Senior Secured First Lien Term Loan	S + 400	8.33%	08/2029	1,590	1,584	0.6	1,600
					114,329	113,091	43.2	113,656
Telecommunication Services
CCI Buyer, Inc	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.31%	05/2032	28,300	28,016	10.7	28,018
CCI Buyer, Inc (4)(5)	Unitranche First Lien Revolver			05/2032	-	(16)	(0.0)	(17)
Zayo Group Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 300	7.33%	03/2027	840	778	0.3	801
					29,140	28,778	11.0	28,802
Transportation
AIT Worldwide Logistics Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	8.26%	04/2030	1,062	1,048	0.4	1,066
Jetblue Airways Corporation (6)(7)	Senior Secured First Lien Term Loan	S + 475 (50 Floor)	9.05%	08/2029	1,500	1,440	0.5	1,412
					2,562	2,488	0.9	2,478

Total Debt Investments United States					436,839	$430,279	164.0%	$431,727

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Commercial and Professional Services
Iris Buyer, LLC	Common Stock				192	193	0.1	215
Iris Buyer, LLC	Common Stock				192,308	-	0.0	24
						193	0.1	239
Consumer Services
Landscape Workshop LLC	Common Stock				810,811	811	0.3	811
						811	0.3	811
Diversified Financials
WhiteHawk Evergreen Fund, LP (2)(6)(9)(10)	Partnership Interest				7,500,000	7,500	2.9	7,664
						7,500	2.9	7,664
Health Care Equipment and Services
BVI Medical Inc.	Common Stock				681	909	0.3	856
IVX Health Merger Sub, Inc.	Common Stock				880	880	0.5	1,325
Vital Care Buyer, LLC	Common Stock				649	1	0.0	26
Vital Care Buyer, LLC	Common Stock				64	64	0.0	59
						1,854	0.8	2,266
Pharmaceuticals, Biotechnology and Life Sciences
Nephron Pharmaceuticals LLC	Common Stock				42,667	-	0.0	41
RN Enterprises, LLC	Common Stock				633	633	0.3	721
WCT Group Holdings, LLC	Common Stock				118	1,176	0.9	2,312
						1,809	1.2	3,074

Total Equity Investments United States						$12,167	5.3%	$14,054
Switzerland
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences
Solvias AG LP (6)	Senior Secured First Lien Term Loan	SR + 525 (75 Floor)	6.00%	02/2032	CHF 11,591	10,011	4.5	11,789
Solvias AG LP (4)(5)(6)	Senior Secured First Lien Revolver			02/2032	CHF 0	(32)	-	-
Total Debt Investments Switzerland						$9,979	4.5	$11,789

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Pharmaceuticals, Biotechnology and Life Sciences
Sequence Parent (6)	Common Stock				3,290	197	0.1	235
Sequence Parent (6)	Common Stock				48	48	0.0	52
						245	0.1%	287

Total Equity Investments Switzerland						$245	0.1	$287
Netherlands
Debt Investments
Commercial and Professional Services
Avidity Acquisition B.V. (6)	Unitranche First Lien - Last Out Term Loan	E + 525	7.29%	03/2032	€145	127	0.1	142
Avidity Acquisition B.V. (4)(5)(6)	Unitranche First Lien - Last Out Delayed Draw Term Loan			03/2032	€0	-	(0.0)	(1)
Pitch MidCo B.V. (6)	Unitranche First Lien Term Loan	E + 550	7.48%	04/2031	€3,361	2,988	1.3	3,361
Pitch MidCo B.V. (5)(6)	Unitranche First Lien Delayed Draw Term Loan	S + 550	7.63%	04/2031	€269	258	0.1	269
Van Der Steen (6)	Unitranche First Lien Term Loan	E + 600	7.98%	05/2031	€3,859	3,456	1.5	3,859
Van Der Steen (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 600	8.19%	05/2031	€945	902	0.4	945
						7,731	3.4	8,575

Total Debt Investments Netherlands						$7,731	3.4%	$8,575
United Kingdom
Debt Investments
Commercial and Professional Services
Hamsard 3778 Limited (6)	Unitranche First Lien Term Loan	SN + 550	9.72%	10/2031	£3,909	3,617	1.5	3,909
Hamsard 3778 Limited (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			10/2031	£-	(7)	-	-
						3,610	1.5	3,909
Diversified Financials
Primrose Bidco Limited (6)	Unitranche First Lien Term Loan	SN + 550	9.75%	11/2031	£2,701	2,426	1.0	2,701
						2,426	1.0	2,701

Software
Sophos Holdings (6)(7)	Senior Secured First Lien Term Loan	S + 350	7.83%	03/2027	£529	529	0.2	532
						529	0.2	532

Total Debt Investments United Kingdom						$6,565	$2.7%	$7,142

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Australia
Debt Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Unitranche First Lien Term Loan	B + 500 (50 Floor)	8.79%	11/2030	AUD 3,402	3,362	1.3	3,409
Ancora Bidco PTY LTD (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			11/2030	AUD 0	(13)	0.0	1
						3,349	1.3	3,410
Total Debt Investments Australia						$3,349	1.3%	$3,410
Equity Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Common Stock				64,327,036	663	0.3	820
Ancora Bidco PTY LTD (6)	Common Stock				3,385,633	35	0.0	43
						698	0.3	863
Total Equity Investments Australia						$698	0.3%	$863
Canada
Debt Investments
Energy
Ontario Gaming GTA Limited Partnership (6)(7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	8.55%	08/2030	1,746	1,680	0.7	1,731
Rockpoint Gas Storage Partners (6)(7)	Senior Secured First Lien Term Loan	S + 300	7.30%	09/2031	462	458	0.2	464
Westjet Loyalty LP (6)(7)	Senior Secured First Lien Term Loan	S + 325	7.55%	02/2031	1,327	1,271	0.5	1,328
						3,409	1.4	3,523

Total Debt Investments Canada						$3,409	1.4%	$3,523
France
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences
Olyos (6)	Unitranche First Lien Term Loan	E + 600	12.00%	06/2032	€2,592	2,515	1.0	2,521
Olyos (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			06/2028	€0	(64)	(0.0)	(65)
						2,451	1.0	2,456

Total Debt Investments France						$2,451	1.0%	$2,456

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Cayman Islands
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences
Bach Finance Limited (6)(7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.58%	01/2032	€1,586	1,562	0.6	1,597
						1,562	0.6	1,597

Total Debt Investments Cayman Islands						$1,562	0.6%	$1,597
Ireland
Debt Investments
Commercial and Professional Services
Ion Trading Finance Limited (6)(7)	Senior Secured First Lien Term Loan	S + 350	7.80%	04/2028	€1,062	1,047	0.4	1,064
						1,047	0.4	1,064

Total Debt Investments Ireland						$1,047	0.4%	$1,064
Germany
Debt Investments
Commercial and Professional Services
TK Elevator Midco (6)(7)	Senior Secured First Lien Term Loan	S + 300 (50 Floor)	7.24%	04/2030	€1,057	1,041	0.4	1,061
						1,041	0.4	1,061

Total Debt Investments Germany						$1,041	0.4%	$1,061
Finland
Debt Investments
Commercial and Professional Services
Saarni (6)	Unitranche First Lien Term Loan	E + 525	7.67%	03/2032	€118	108	0.0	116
Saarni (5)(6)	Unitranche First Lien Delayed Draw Term Loan			03/2032	€0	-	-	-
						108	0.0	116

Total Debt Investments Finland						$108	0.0%	$116

Total Investments						$480,631	185.5%	$487,664
Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents				788	788	0.3	788
Goldman Sachs FS Government Fund	Cash Equivalents				11,189	11,189	4.3	11,189
Cash Equivalents Total						$11,977	4.6%	$11,977
Investments and Cash Equivalents Total						$492,608	190.1%	$499,641

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), or BBSY ("B") and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of June 30, 2025, the reference rates for the Company’s variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $262,964 as of June 30, 2025.

Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	7.50%	-	-	-	-
SOFR (“S”)	-	4.32%	4.29%	4.17%	3.88%
EURIBOR (“E”)	-	1.91%	1.96%	2.05%	2.07%
SONIA (“SN”)	4.22%	-	-	-	-
BBSY ("B")	-	-	3.60%	-	-
SARON ("SR")	-	-0.03%	-	-	-

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
(6)
Investment is not a qualifying asset as defined under section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 13.6% as of June 30, 2025.
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
(11)
Position or portion thereof unsettled as of June 30, 2025.

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

June 30, 2025
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

On August 1, 2024, the Company began to publicly offer on a continuous basis of up to $2.5 billion in Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to a registered offering (the "Offering"). As of June 30, 2025, the Company had not offered or sold any of its Class D shares.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, the Company had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Offering Expenses

The Company's offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company's registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses were incurred by the Adviser until the commencement of the Offering. Upon commencement of its Offering on August 1, 2024, the Company recognized $3,538 of offering expenses previously incurred by the Adviser on behalf of the Company. Any offering expenses incurred by the Company, including reimbursements to the Adviser, are recorded as deferred offering costs on the Consolidated Statements of Assets and Liabilities and subsequently amortized to expenses on the Company's Consolidated Statements of Operations over 12 months. The Company’s reimbursement of offering expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement. As of June 30, 2025 and December 31, 2024, the Company had $781 and $2,202 of offering expenses, respectively, capitalized on the Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2025, the Company amortized $1,061 and $2,021 of offering expenses, respectively. For the three and six months ended June 30, 2024, the Company did not amortize any offering expenses.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2025 the Company is subject to potential examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company's inception in 2023.

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

For the three and six months ended June 30, 2025, the Company incurred administrative services expenses of $336 and $670, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred administrative services expenses of $520 and $838, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $293 and $229, respectively, were payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Investment Advisory and Management Agreement

On May 3, 2023, the Company entered into an investment advisory and management agreement with the Adviser and on September 5, 2023 and August 27, 2024 amended and restated such investment advisory and management agreement (as amended and restated, the “Investment Advisory and Management Agreement”). Under the terms of the Investment Advisory and Management Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory and Management Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory and Management Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below. The Adviser waived its base management fee from inception through April 30, 2024 and began charging its base management fee on the value of the Company’s net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. The Adviser voluntarily agreed to waive incentive fees from the Company's inception through June 30, 2025. In addition, the Adviser has also voluntarily waived its right to receive management and incentive fees related to the Company’s investment in WhiteHawk III Evergreen Fund LP for any period in which this investment remains in the investment portfolio.

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

For the three and six months ended June 30, 2025, the Company incurred management fees of $804 and $1,386, respectively, of which $15 and $24, respectively, were voluntarily waived by the Adviser. For the three and six months ended June 30, 2024, the Company incurred management fees of $495 and $903, respectively, of which $161 and $569, respectively, were voluntarily waived by the Adviser. As of June 30, 2025 and December 31, 2024, $789 and $545 management fees, respectively, were unpaid.

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

For the three and six months ended June 30, 2025, the Company incurred income incentive fees of $482 and $842, respectively, all of which were voluntarily waived by the Adviser. For the three and six months ended June 30, 2024, the Company incurred income incentive fees of $384 and $686, respectively, all of which were voluntarily waived by the Adviser. As of June 30, 2025 and December 31, 2024, no income incentive fees were unpaid.

Capital Gains Based Fee on Cumulative Unrealized Capital Appreciation

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

For the three and six months ended June 30, 2025, the Company recorded capital gains incentive fees of $373 and $185, respectively. Because the Adviser has agreed to voluntarily waive all incentive fees through June 30, 2025, for the three and six months ended June 30, 2025, the Company recorded (reversed) a corresponding waiver of capital gains incentive fees of $(373) and $(185), respectively. For the three and six months ended June 30, 2024, the Company recorded (reversed) capital gains incentive fees of $(18) and $51, respectively. Because the Adviser has agreed to voluntarily waive all incentive fees through June 30, 2025, for the three and six months ended June 30, 2024, the Company recorded (reversed) a corresponding waiver of capital gains incentive fees of $18 and $(51), respectively. As of June 30, 2025 and December 31, 2024, no capital gains incentive fees remain outstanding.

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

For the three and six months ended June 30, 2025, the Company incurred shareholder servicing and/or distribution fees of $0.1, which were attributable to Class S shares. For the three and six months ended June 30, 2024, the Company has not incurred any expenses in connection with the Intermediary Manager Agreement. As of June 30, 2025 and December 31, 2024, there was $0.03 and no shareholder servicing and/or distribution fees payable to the Intermediary Manager, respectively.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments for the six months ended June 30, 2025 and 2024:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
January 31, 2025	$717	$-	$-	$717	2.69%	7.09%	1/31/2028
February 28, 2025	$645	$-	$-	$645	2.09%	7.10%	2/29/2028
March 31, 2025	$610	$-	$-	$610	1.77%	7.11%	3/31/2028
April 30, 2025	$714	$-	$-	$714	2.34%	7.14%	4/30/2028
May 31, 2025	$610	$-	$-	$610	1.22%	7.18%	5/31/2028
June 30, 2025	$698	$-	$-	$698	1.55%	7.13%	6/30/2028

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
May 31, 2024	$217	$-	$-	$217	1.66%	7.17%	5/31/2027
June 30, 2024	$197	$-	$-	$197	1.45%	7.09%	6/30/2027

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

As of June 30, 2025, $146 was included as a receivable from the Adviser in Other Assets on the Company's Consolidated Statements of Assets and Liabilities, reflecting the expense support payments payable net of unpaid organizational costs and offering costs payable to the Adviser under the Expense Support Agreement.

As of December 31, 2024, $3,357 was included as a receivable from the Adviser in Other Assets on the Company's Consolidated Statements of Assets and Liabilities, reflecting the expense support payments payable net of operating expense amounts incurred by the Adviser on behalf of the Company. As December 31, 2024, $5,096 was included in the accrued expenses and other liabilities section of the Company’s Consolidated Statements of Assets and Liabilities, reflecting unpaid organizational costs and offering costs payable to the Adviser under the Expense Support Agreement.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated, non-controlled, affiliated or controlled affiliated, investments.

Investments at fair value consisted of the following (in thousands):

	As of June 30, 2025			As of December 31, 2024
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$225,616	$227,493	$1,877	$135,527	$136,018	$491
Unitranche First Lien	236,080	238,895	2,815	129,772	130,616	844
Unitranche First Lien - Last Out	2,595	2,677	82	3,605	3,479	(126)
Unsecured Debt	3,230	3,395	165	3,015	3,176	161
Equity	5,610	7,540	1,930	3,612	4,260	648
LLC/LP Equity Interests	7,500	7,664	164	4,500	4,612	112
Total Investments	$480,631	$487,664	$7,033	$280,031	$282,161	$2,130

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of June 30, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
Software and Services	$115,373	23.6%	$68,914	24.3%
Health Care Equipment and Services	83,681	17.2	65,098	23.1
Commercial and Professional Services	65,782	13.5	45,829	16.2
Consumer Services	40,370	8.3	9,607	4.0
Pharmaceuticals, Biotechnology and Life Sciences	33,706	6.9	11,161	5.3
Telecommunication Services	28,802	5.9	1,488	5.3
Materials	25,166	5.2	14,925	4.8
Financial Services	21,763	4.4	7,419	3.1
Insurance	15,825	3.2	15,026	3.4
Capital Goods	13,594	2.8	13,435	1.5
Diversified Financials	12,211	2.5	8,777	2.5
Media and Entertainment	9,189	1.9	3,283	2.6
Consumer Discretionary Distribution and Retail	9,036	1.8	6,974	1.2
Consumer Durables and Apparel	4,787	1.0	1,552	0.6
Transportation	3,806	0.8	745	0.5
Food, beverage and tobacco	2,265	0.5	3,164	1.1
Energy	1,786	0.4	4,136	0.3
Real Estate Management and Development	522	0.1	628	0.2
Total Investments	$487,664	100.0%	$282,161	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of June 30, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
United States	$445,779	91.4%	$264,160	93.6%
Switzerland	12,076	2.5	-	-
Netherlands	8,576	1.8	7,860	2.8
United Kingdom	7,142	1.5	6,327	2.2
Australia	4,273	0.9	3,814	1.4
Canada	3,524	0.7		-
France	2,456	0.5	-	-
Cayman Islands	1,597	0.3		-
Ireland	1,064	0.2	-	-
Germany	1,061	0.2	-	-
Finland	116	0.0	-	-
Total Investments	$487,664	100.0%	$282,161	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$164,912	$62,581	$227,493
Unitranche First Lien	—	—	238,895	238,895
Unitranche First Lien – Last Out	—	—	2,677	2,677
Unsecured Debt	—	—	3,395	3,395
Equity	—	—	7,540	7,540
Subtotal	$—	$164,912	$315,088	$480,000
Investments Measured at NAV (1)	—	—	—	7,664
Total Investments	$—	$164,912	$315,088	$487,664

The following table presents fair value measurements of investments as of December 31, 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$104,359	$31,659	$136,018
Unitranche First Lien	—	—	130,616	130,616
Unitranche First Lien – Last Out	—	—	3,479	3,479
Unsecured Debt	—	—	3,176	3,176
Equity	—	—	4,260	4,260
Subtotal	$—	$104,359	$173,190	$277,549
Investments Measured at NAV (1)	—	—	—	4,612
Total Investments	$—	$104,359	$173,190	$282,161

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2025 and 2024 based off of the fair value hierarchy as of June 30, 2025 and June 30, 2024, respectively (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First Lien - Last Out	Unsecured Debt	Equity	Total
Balance as of December 31, 2024	31,659	$134,095	$-	$3,176	$4,260	$173,190
Amortized discounts/premiums	(51)	304	(22)	2	-	233
Paid in-kind interest	-	523	-	213	-	736
Net realized gain (loss)	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation)	1,480	2,091	81	4	1,284	4,940
Purchases	27,710	108,053	2,618	-	1,996	140,377
Sales/principal repayments/paydowns	(5,188)	(6,171)	-	-	-	(11,359)
Transfers in	7,670	-	-	-	-	7,670
Transfers out	(699)	-	-	-	-	(699)
Balance as of June 30, 2025	$62,581	$238,895	$2,677	$3,395	$7,540	$315,088
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	1,510	2,148	81	4	1,284	5,027

During the six months ended June 30, 2025, the Company recorded $699 in transfers out from Level 3 to Level 2 due to an increase in observable inputs in market data. During the six months ended June 30, 2025, the Company recorded $7,670 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

	Senior Secured First Lien	Unitranche First Lien	Unsecured debt	Equity	Total
Balance as of December 31, 2023	$14,649	$30,367	$-	$1,369	$46,385
Amortized discounts/premiums	43	45	-	-	88
Net realized gain (loss)	5	31	-	-	36
Net change in unrealized appreciation (depreciation)	286	839	-	56	1,181
Purchases	27,433	48,311	2,779	880	79,403
Sales/principal repayments/paydowns	(2,547)	(670)	-	-	(3,217)
Transfers out	(2,338)	-	-	-	(2,338)
Balance as of June 30, 2024	$37,531	$78,923	$2,779	$2,305	$121,538
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	286	839	(1)	56	1,180

During the six months ended June 30, 2024, the Company recorded $2,338 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of June 30, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$33,978	Discounted Cash Flows	Discount Rate	6.1%	-	10.1%	(8.4%)
	9,292	Transaction Precedent	Transaction Price			N/A
	19,311	Broker Quoted	Broker Quote			N/A
	$62,581

Unitranche First Lien	$168,555	Discounted Cash Flows	Discount Rate	7.9%	-	14.3%	(10.1%)
	70,127	Transaction Precedent	Transaction Price			N/A
	213	Broker Quoted	Broker Quote			N/A
	$238,895

Unitranche First Lien - Last Out	$2,677	Discounted Cash Flows	Discount Rate	7.9%	-	12.8%	(12.6%)
	$2,677

Unsecured Debt	$3,395	Discounted Cash Flows	Discount Rate	13.3%	-	13.3%	(13.3%)
	$3,395

Equity	5,545	Enterprise Value	Comparable EBITDA Multiple	11.2x	-	27.1x	(19.9x)
	1,995	Transaction Precedent	Transaction Price			N/A
	$7,540

Total	$315,088

Security Type	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$18,313	Discounted Cash Flows	Discount Rate	9.6%	-	10.4%	(10.0%)
	13,346	Broker Quoted	Broker Quote			N/A
	$31,659

Unitranche First Lien	$116,024	Discounted Cash Flows	Discount Rate	8.9%	-	12.2%	(10.1%)
	14,592	Broker Quoted	Broker Quote			N/A
	$130,616

Unitranche First Lien - Last Out	$3,479	Discounted Cash Flows	Discount Rate	11.2%	-	11.2%	(11.2%)
	$3,479

Unsecured Debt	$3,176	Discounted Cash Flows	Discount Rate	13.3%	-	13.3%	(13.3%)
	$3,176

Equity	4,260	Enterprise Value	Comparable EBITDA Multiple	11.1x	-	27.4x	(20.0x)
	$4,260

Total	$173,190

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

Note 6. Debt

Debt consisted of the following:

	As of June 30, 2025				As of December 31, 2024
(in $ thousands)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)
JPM Funding Facility	$375,000	$145,480	$229,520	$145,480	$150,000	$111,979	$38,021	$111,979
JPM Funding Facility II	100,000	49,500	50,500	49,500	-	-	-	-
Total Debt	$475,000	$194,980	$280,020	$194,980	$150,000	$111,979	$38,021	$111,979
(1)
The amount available is subject to any limitations related to the credit facility borrowing base.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of June 30, 2025 and December 31, 2024, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2025 and 2024 was 7.10% and 10.19%, respectively. The weighted average borrowing outstanding for the six months ended June 30, 2025 and 2024 was $136,899 and $43,065, respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of June 30, 2025 and December 31, 2024, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of June 30, 2025 and December 31, 2024, the Company was in compliance with the terms and covenants of its debt arrangements.

JPM Funding Facility

On December 8, 2023, the Company entered into a Loan and Security Agreement (as amended, “JPM Funding Facility”), as servicer, with CPCI Funding SPV, LLC, the Company's wholly owned subsidiary (the “Borrower”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $375,000 with a reinvestment period ending December 8, 2026 and a final maturity date of December 8, 2028. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $500,000. The Company consolidates the Borrower in its consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from the Borrower.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower. The interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.13%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower pays, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

On May 29, 2025, the Borrower entered into a Third Amendment to the JPM Funding Facility. The amendment, among other things, (a) reduced the spread from 2.25% to 2.13%, and (b) increased the facility size from $150,000 to $375,000.

On August 23, 2024, the Borrower entered into a First Amendment to the JPM Funding Facility. The amendment, among other things, reduced the spread from 2.60% to 2.25%.

Costs incurred in connection with obtaining the JPM Funding Facility were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility on a straight-line basis. As of June 30, 2025 and December 31, 2024, deferred financing costs related to the JPM Funding Facility were $2,804 and $1,413, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the JPM Funding Facility II were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility II on a straight-line basis. As of June 30, 2025 and December 31, 2024, deferred financing costs related to the JPM Funding Facility II were $588 and $0, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by our credit facilities were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in $ thousands)	2025	2024	2025	2024
Borrowing interest expense	$2,266	$1,131	$4,245	$1,701
Unused facility fees	315	70	367	162
Amortization of financing costs	184	90	274	180
Administrative fee	-	76	-	152
Total interest and other debt financing costs	$2,765	$1,367	$4,886	$2,195
Weighted average outstanding balance	$149,552	$57,695	$136,899	$43,065

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of June 30, 2025		As of December 31, 2024
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment	Commitment Expiration Date (1)	Unfunded Commitment
Accession Risk Management (5)	Delayed Draw Term Loan	10/30/2029	$4	n/a	$-
Accession Risk Management	Delayed Draw Term Loan	11/1/2029	-	11/1/2029	5
Accession Risk Management	Term Loan	10/30/2029	1	n/a	-
Accession Risk Management	Term Loan	10/30/2029	2	n/a	-
Americana Partners LLC	Delayed Draw Term Loan	5/2/2027	1,925	n/a	-
Americana Partners LLC (3)	Revolver	5/2/2031	425	n/a	-
Ancora Bidco PTY LTD (7)	Delayed Draw Term Loan	5/6/2027	710	5/6/2027	671
Angels of Care (3)	Revolver	2/11/2030	400	2/11/2030	400
Angels of Care (5)	Delayed Draw Term Loan	2/9/2026	576	2/9/2026	850
Avalign Technologies, Inc. (3)	Revolver	12/20/2028	646	12/20/2028	645
Avidity Acquisition B.V. (5)	Delayed Draw Term Loan	3/4/2029	35	n/a	-
Bonterra LLC	Delayed Draw Term Loan	3/6/2027	1,347	n/a	-
Bonterra LLC (3)	Revolver	3/5/2032	1,060	n/a	-
BVI Medical Inc. (3)	Delayed Draw Term Loan	9/7/2027	354	n/a	-
BVI Medical Inc. (3)	Revolver	3/7/2032	657	n/a	-
C-4 Analytics (3)	Revolver	5/14/2030	525	5/14/2030	525
C-4 Analytics (5)	Delayed Draw Term Loan	5/14/2026	1,850	5/14/2026	1,850
Career Certified LLC (3)	Revolver	2/19/2031	100	n/a	-
Career Certified LLC (5)	Delayed Draw Term Loan	2/19/2027	150	n/a	-
Cary Street Partners (3)	Revolver	5/30/2031	350	n/a	-
Cary Street Partners (5)	Delayed Draw Term Loan	5/30/2027	2,850	n/a	-
CCI Buyer, Inc (3)	Revolver	5/13/2032	1,653	n/a	-
Clydesdale Acquisition Holdings, Inc.	Delayed Draw Term Loan	3/26/2032	34	n/a	-
CMG Holdco (3)	Revolver	10/31/2028	364	10/31/2028	438
CMG Holdco (5)	Delayed Draw Term Loan	10/31/2028	395	10/31/2028	664
CMG Holdco (5)	Delayed Draw Term Loan	10/31/2028	617	10/31/2028	617
Concord III, LLC (3)	Revolver	12/20/2028	81	12/20/2028	163
Duraserv LLC	Delayed Draw Term Loan	6/10/2026	-	6/10/2026	899
Duraserv LLC (3)	Delayed Draw Term Loan	6/10/2026	1,715	n/a	-
Duraserv LLC (3)	Revolver	6/10/2030	893	6/10/2030	893
Enverus (3)	Revolver	12/24/2029	313	12/24/2029	328
Enverus (5)	Delayed Draw Term Loan	12/22/2025	84	12/22/2025	222
Essential Services Holding Corporation (3)	Revolver	6/17/2030	409	6/17/2030	465
Essential Services Holding Corporation (5)	Delayed Draw Term Loan	6/17/2026	744	6/17/2026	744
Evergreen IX Borrower 2023, LLC (3)	Revolver	9/29/2029	500	9/29/2029	500
Formulations Parent Corporation (3)	Revolver	n/a	-	11/15/2029	550
Galway Borrower, LLC (3)	Revolver	9/30/2028	502	9/30/2028	661
Galway Borrower, LLC (3)	Delayed Draw Term Loan	2/7/2026	4,784	2/7/2026	5,396
GB Eagle Buyer, Inc. (3)	Revolver	12/1/2030	321	12/1/2030	513
GB Eagle Buyer, Inc. (5)	Delayed Draw Term Loan	12/1/2030	1,282	12/1/2030	1,282
Granicus, Inc. (3)	Revolver	1/17/2031	471	1/17/2031	548
Granicus, Inc. (3)	Delayed Draw Term Loan	8/2/2026	140	8/2/2026	140
Granicus, Inc. (3)	Term Loan	1/17/2031	56	n/a	-
Halo Buyer Inc (3)	Revolver	8/7/2029	426	n/a	-
Hamsard 3778 Limited (9)	Delayed Draw Term Loan	10/28/2031	601	10/28/2031	550
Hanger, Inc. (10)	Delayed Draw Term Loan	10/23/2031	103	10/23/2031	26
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	-	10/2/2030	171
Iris Buyer, LLC (3)	Revolver	10/2/2029	353	10/2/2029	505

Iris Buyer, LLC (5)	Delayed Draw Term Loan	10/2/2030	628	n/a	-
IVX Health Merger Sub, Inc. (3)	Revolver	6/7/2030	1,408	6/7/2030	1,408
King Risk Partners LLC	Delayed Draw Term Loan	4/23/2027	1,926	n/a	-
King Risk Partners LLC (3)	Revolver	4/23/2031	450	n/a	-
Landscape Workshop LLC	Delayed Draw Term Loan	5/16/2027	6,324	n/a	-
Landscape Workshop LLC (3)	Revolver	5/16/2031	3,405	n/a	-
Lawn Star Buyer, LLC (2)	Revolver	6/2/2031	700	n/a	-
LTC Ally Inc (3)	Revolver	4/30/2031	200	n/a	-
MB2 Dental (3)	Revolver	2/13/2031	384	2/13/2031	384
MB2 Dental (5)	Delayed Draw Term Loan	2/13/2026	1,236	2/13/2026	1,528
MB2 Dental (5)	Delayed Draw Term Loan	2/13/2027	357	2/13/2027	357
Medical Review Institute of America (3)	Revolver	7/1/2030	672	7/1/2030	800
Medicus IT (3)	Revolver	7/9/2030	1,100	7/9/2030	1,100
Medicus IT (5)	Delayed Draw Term Loan	6/30/2027	262	n/a	-
Medicus IT (3)	Revolver	6/30/2032	882	n/a	-
Medicus IT (5)	Delayed Draw Term Loan	7/9/2026	2,800	7/9/2026	2,800
Net Health Acquisition Corp.	Revolver	7/5/2031	-	7/5/2031	954
Olyos (6)	Delayed Draw Term Loan	6/26/2028	4,694	n/a	-
Online Labels Group, LLC (3)	Revolver	12/19/2029	200	12/19/2029	200
Online Labels Group, LLC (5)	Delayed Draw Term Loan	12/19/2025	87	12/19/2025	175
Online Labels Group, LLC (5)	Delayed Draw Term Loan	12/19/2025	175	12/19/2025	175
Parts Town (5)	Delayed Draw Term Loan	4/16/2026	374	4/16/2026	374
Pegasus Steel (5)	Delayed Draw Term Loan	1/19/2026	197	n/a	-
Pegasus Steel (5)	Delayed Draw Term Loan	1/19/2026	343	1/19/2026	343
Pegasus Steel (5)	Delayed Draw Term Loan	1/19/2026	431	n/a	-
Pitch MidCo B.V. (7)	Delayed Draw Term Loan	4/26/2028	1,412	4/26/2028	1,484
Pye-Barker Fire & Safety, LLC (3)	Revolver	5/24/2030	758	5/24/2030	758
Rightworks LLC (3)	Revolver	5/21/2029	285	n/a	-
RN Enterprises, LLC (3)	Revolver	10/17/2031	827	10/17/2031	885
RN Enterprises, LLC (5)	Delayed Draw Term Loan	10/17/2026	1,747	10/17/2026	1,747
RWA Wealth Partners, LLC. (4)	Delayed Draw Term Loan	11/15/2026	1,313	11/15/2026	1,313
RWA Wealth Partners, LLC. (3)	Revolver	11/15/2030	337	11/15/2030	400
Saarni (8)	Delayed Draw Term Loan	3/19/2032	10	n/a	-
Solvias AG LP (3)	Revolver	2/27/2032	1,579	n/a	-
The Hilb Group, LLC (3)	Delayed Draw Term Loan	10/31/2026	1,294	10/31/2026	1,336
The Hilb Group, LLC (3)	Revolver	10/31/2031	619	10/31/2031	619
Tropolis Holdings LLC (3)	Revolver	2/28/2031	100	n/a	-
Tropolis Holdings LLC (5)	Delayed Draw Term Loan	3/1/2027	550	n/a	-
UHY Advisors , Inc. (4)	Delayed Draw Term Loan	11/21/2026	1,775	11/21/2026	1,775
UHY Advisors , Inc. (3)	Revolver	11/21/2031	450	11/21/2031	450
Unosquare, LLC (3)	Revolver	6/2/2031	550	n/a	-
Unosquare, LLC (5)	Delayed Draw Term Loan	6/2/2027	1,400	n/a	-
USALCO	Delayed Draw Term Loan	9/30/2031	117	9/30/2031	45
Van Der Steen (9)	Revolver	5/7/2028	344	5/7/2028	1,137
Vital Care Buyer, LLC (3)	Revolver	7/30/2031	283	7/30/2031	283
WCT Group Holdings, LLC (3)	Revolver	12/12/2029	457	12/12/2029	457
Total			$76,250		$44,508

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Investment pays 0.38% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.
(3)
Investment pays 0.50% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.
(4)
Investment pays 0.75% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.
(5)
Investment pays 1.00% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.
(6)
Investment pays 1.25% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.
(7)
Investment pays 1.50% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.
(8)
Investment pays 1.58% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.
(9)
Investment pays 1.65% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.
(10)
Investment pays 1.75% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.

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

As of June 30, 2025, pursuant to subscription agreements entered into between the Company and Sun Life, BK Canada, Scotia Private Credit Pool and Crescent and shares issued through its public offering that commenced on August 1, 2024, the Company issued approximately 9,687,327 of its Class I shares and approximately 1,813 of its Class S shares and raised gross proceeds of approximately $252,520 and $49, respectively.

The following table summarizes transactions in common shares during the periods noted.

	For the six months ended June 30, 2025		For the six months ended June 30, 2024
(in $ thousands except share amounts)	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,009,571	$80,925	1,966,336	$51,795
Share transfers between classes	-	-	-	-
Distributions reinvested	-	-	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	3,009,571	$80,925	1,966,336	$51,795
CLASS S
Subscriptions	1,786	$48	-	$-
Share transfers between classes	-	-	-	-
Distributions reinvested	27	1	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	1,813	$49	-	$-

Net Asset Value per Share and Offering Price

The following table summarizes each month-end NAV per share for Class I and Class S shares of beneficial interest for the period from January 1, 2024 through June 30, 2025. As of June 30, 2025 and December 31, 2024, the Company had not sold any of its Class D shares.

Date	Class I	Class S
January 31, 2024	$26.24	$-
February 29, 2024	26.45	-
March 31, 2024	26.68	-
April 30, 2024	26.79	-
May 31, 2024	27.09	-
June 30, 2024	26.95	-
July 31, 2024	26.89	-
August 31, 2024	26.83	-
September 30, 2024	26.95	-
October 31, 2024	27.00	-
November 30, 2024	26.99	-
December 31, 2024	27.06	-
January 31, 2025	27.03	-
February 28, 2025	26.99	-
March 31, 2025	26.88	-
April 30, 2025	26.76	26.76
May 31, 2025	26.92	26.92
June 30, 2025	27.14	27.14

Distributions

The Company declared monthly regular and special distributions for its Class I shares and Class S shares. The following table presents the monthly regular and special distributions that were declared and payable during the six months ended June 30, 2025.

(in $ thousands, except per share amounts)			Class I Distributions			Class S Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1,119
January 31, 2025	January 29, 2025	February 27, 2025	0.06	419	(1)
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1,119
February 28, 2025	February 24, 2025	March 27, 2025	0.06	419	(1)
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1,119
March 31, 2025	March 26, 2025	April 28, 2025	0.06	419	(1)
April 30, 2025	April 28, 2025	May 28, 2025	0.16	1,509		$0.14	$ 0
April 30, 2025	April 28, 2025	May 28, 2025	0.06	566	(1)	0.06	0	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.16	1,548		0.14	0
May 31, 2025	May 22, 2025	June 27, 2025	0.06	580	(1)	0.06	0	(1)
June 30, 2025	June 25, 2025	July 29, 2025	0.16	1,550		0.14	0
June 30, 2025	June 25, 2025	July 29, 2025	0.06	581	(1)	0.06	0	(1)
			$1.32	$10,948		$0.60	$ 1	(2)

(1) Represents a special distribution

(2) Totals may not add up due to rounding

The following table presents the monthly regular and special distributions that were declared and payable during the six months ended June 30, 2024.

(in $ thousands, except per share amounts)			Class I Distributions			Class S Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount
June 30, 2024	June 27, 2024	July 26, 2024	$0.16	$951		$-	$-
June 30, 2024	June 27, 2024	July 26, 2024	0.07	416	(1)	-	-
			$0.23	$1,367		$-	$-

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

Share Repurchase Program

The Company has commenced a share repurchase program in which the Company intends, at the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. The Board may amend, suspend, or terminate the share repurchase program at any time if it deems such action to be in the best interest of the Company and its common stockholders. For example, in accordance with the directors’ duties to the Company, the Board may amend, suspend or terminate the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to the directors’ duties to the Company. All shares purchased by the Company in connection with the share repurchase program will be retired and thereafter will be authorized and unissued shares.

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

For the six months ended June 30, 2025 and 2024, the Company repurchased no Common Shares.

Note 9. Financial Highlights

Below is the schedule of the Company’s financial highlights for the six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	For the six months ended June 30, 2025		For the six months ended June 30, 2024
	Class I	Class S	Class I	Class S
Per Share Data (6):
Net asset value, beginning of period	$27.06	$-	$26.11	$-
Capital contribution	-	26.88	-	-
Net investment income (1)	1.29	0.56	1.01	-
Net realized and unrealized gains on investments(1)(2)	0.11	0.30	0.06	-
Net increase in net assets resulting from operations	1.40	0.86	1.07	-
Distributions declared from net investment income(2)	(1.32)	(0.60)	(0.23)	-
Total increase (decrease) in net assets	0.08	27.14	0.84	-
Net asset value, end of period	$27.14	$27.14	$26.95	$-
Shares outstanding, end of period	9,687,327	1,813	5,944,135	-
Weighted average shares outstanding	8,301,845	1,791	5,461,695	-
Total return based on net asset value (3)	5.17%	3.20%	4.10%	-
Ratio/Supplemental Data:
Net assets, end of period	$262,915	$49	$160,193	$-
Ratio of total expenses (excluding expense support) to average net assets(4)(5)(7)	9.97%	9.69%	6.01%	-
Ratio of net expenses (excluding expense support and without incentive fees and interest and other debt expenses) to average net assets (7)	5.13%	5.25%	2.52%	-
Ratio of net investment income to average net assets(7)	10.28%	8.34%	7.75%	-
Ratio of interest and credit facility expenses to average net assets(7)	4.68%	4.32%	3.03%	-
Portfolio turnover (8)	18.65%	18.65%	9.17%	-
Asset coverage ratio	233%	233%	298%	-
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
(5)
The ratio of total expenses to average net assets in the table above includes the Adviser’s voluntary waivers of its right to receive the management, income and capital gains incentive fees. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets for Class I shares would have been 10.97% and 7.81%, respectively, for the six months ended June 30, 2025 and 2024. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets for Class S shares would have been 11.06% for the six months ended June 30, 2025.
(6)
Net asset information presented is related to Class I shares.
(7)
Annualized.

(8) Not annualized.

Note 10. Income Taxes

For the three and six months ended June 30, 2025, the Company recognized $81 and $162 of excise taxes related to its status as a RIC, respectively. For the three and six months ended June 30, 2024, the Company recognized $117 of excise taxes related to its status as a RIC. As of June 30, 2025, and December 31, 2024, $160 and $325 of accrued excise taxes remained payable, respectively.

For the three and six months ended June 30, 2025, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of June 30, 2025 and December 31, 2024, no deferred tax assets or liabilities were recorded on the Consolidated Statements of Assets and Liabilities.

The Company's aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

	As of June 30, 2025	As of December 31, 2024
Tax Cost	$492,608	$291,995
Gross Unrealized Appreciation	$9,769	$3,945
Gross Unrealized Depreciation	(2,736)	(1,815)
Net Unrealized Investment Appreciation (Depreciation)	$7,033	$2,130

Note 11. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of June 30, 2025.

On July 1, 2025, the Company issued and sold approximately 2,024,859 Common Shares (consisting of 2,024,503 Class I shares and 356 Class S shares) at an offering price of $27.14 per share, and received $54,955 as payment for such shares.

On July 29, 2025, the Company announced the declaration of amounts per share set forth below for its Class I shares and S shares. The distributions for Class I shares and Class S shares are payable to shareholders of record as of the open of business on July 31, 2025 and will be paid on or about August 29, 2025. The distributions will be paid in cash or reinvested in the Class I shares and Class S shares, respectively, for stockholders participating in the Company’s distribution reinvestment plan.

	Gross Distribution	Gross Special Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16000	$0.06000	$-	$0.22000
Class S Common Shares	$0.16000	$0.06000	$0.01922	$0.20078

On August 1, 2025, pursuant to the Offering, the Company received approximately $13,413 in subscriptions from third party unaffiliated investors. The purchase price per Class I share and Class S share will equal the Company’s net asset value per Class I share and Class S share, respectively, as of the last calendar day of July 2025 (the “July NAV”), which is generally expected to be available within 20 business days after August 1, 2025. At that time, the number of Class I shares and Class S shares issued to each investor based on the July NAV and such investor’s subscription amount will be determined and Class I shares and Class S shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, August 1, 2025.

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

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of June 30, 2025		As of December 31, 2024
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$227.5	46.6%	$136.0	48.3%
Unitranche First Lien	238.9	49.0	130.6	46.3
Unitranche First Lien - Last Out	2.7	0.6	3.5	1.2
Unsecured Debt	3.4	0.7	3.2	1.1
Equity	7.5	1.5	4.3	1.5
LLC/LP Equity Interests	7.7	1.6	4.6	1.6
Total Investments	$487.7	100.0%	$282.2	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
New investments at cost:
Senior Secured First Lien	$107.7	$33.5	$137.6	$70.8
Unitranche First Lien	79.2	37.5	118.0	54.3
Unitranche First Lien - Last Out	0.4	—	3.0	—
Unsecured Debt	—	2.8	—	2.8
Equity	1.8	0.9	3.0	0.9
LLC/LP Equity Interests	3.0	—	3.0	—
Total Investments	$192.1	$74.7	$264.6	$128.8
Proceeds from investments sold or repaid:
Senior Secured First Lien	$(8.5)	10.1	$36.9	$14.5
Unitranche First Lien	23.0	0.3	24.0	0.7
Unitranche First Lien - Last Out	—	—	2.0	—
Unsecured Debt	—	—	—	—
Equity	—	—	2.0	—
LLC/LP Equity Interests	—	—	—	—
Total Proceeds	$14.5	$10.4	$64.9	$15.2
Net increase (decrease) in portfolio	$177.7	$64.3	$199.8	$113.6

The following table presents certain selected information regarding our investment portfolio:

	As of June 30, 2025	As of December 31, 2024
Weighted average yield on income producing securities (at cost) (1)	9.4%	9.5%
Percentage of debt bearing a floating rate (at fair value)	99.3%	98.8%
Percentage of debt bearing a fixed rate (at fair value)	0.7%	1.2%
Number of portfolio companies	169	133

(1) Includes performing debt and other income producing investments (excluding investments on non-accrual). As of June 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities.

($ in millions)	As of June 30, 2025				As of December 31, 2024
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$467.5	100.0%	$472.5	100.0%	$271.9	100.0%	$273.3	100.0%
Non-Accrual	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$467.5	100.0%	$472.5	100.0%	$271.9	100%	$273.3	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, we had no investments on non-accrual status.

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

($ in millions)	As of June 30, 2025		As of December 31, 2024
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$-	-%	$-	-%
2	480.6	98.5	274.9	97.4
3	7.1	1.5	7.3	2.6
4	-	-	-	-
5	-	-	-	-
Total	$487.7	100.0%	$282.2	100.0%

RESULTS OF OPERATIONS

Summarized statement of operations

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024
Total investment income	$9.5	$5.4	$17.1	$9.4
Total net expenses, including taxes	3.6	2.4	6.4	3.9
Net investment income	$5.9	$3.0	$10.7	$5.5
Net realized gain (loss) on investments	(0.4)	(0.2)	(0.7)	(0.2)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	3.4	0.1	2.2	0.6
Net realized and unrealized gains (losses)	$3.0	$(0.1)	$1.5	$0.4
Net increase (decrease) in net assets resulting from operations	$8.9	$2.9	$12.2	$5.9

Investment income

	For the three months ended June 30,		For the six months ended June 30,
(in $ millions)	2025	2024	2025	2024
Interest from investments	$8.9	$5.3	$15.8	$9.2
Paid-in-kind interest	0.3	-	0.7	-
Dividend income	0.1	-	0.2	-
Other income	0.2	0.1	0.4	0.2
Total investment income	$9.5	$5.4	$17.1	$9.4

For the three and six months ended June 30, 2025, total investment income, which includes interest income and accretion of OID, was $9.5 and $17.1 million, respectively. For the three and six months ended June 30, 2024, total investment income, which includes interest income and accretion of OID, was $5.4 million and $9.4 million, respectively. The increase was primarily a result of an increase in the average size of our investment portfolio. We expect total investment income to continue to increase with the growing portfolio.

Net expenses

	For the three months ended June 30,		For the six months ended June 30,
(in $ millions)	2025	2024	2025	2024
Interest and other debt financing costs	$2.8	$1.4	$4.9	$2.2
Offering costs	1.0	-	2.0	-
Management fees	0.8	0.5	1.4	0.9
Income based incentive fees	0.5	0.4	0.8	0.7
Capital gains based incentive fees	0.4	-	0.2	0.1
Professional fees	0.4	0.2	0.5	0.4
Directors’ fees	0.1	0.1	0.1	0.0
Other general and administrative expenses	0.4	0.7	1.3	1.3
Total expenses	$6.4	$3.3	$11.2	$5.6
Management fees waiver	(0.0)	(0.2)	(0.0)	(0.6)
Income based incentive fees waiver	(0.5)	(0.4)	(0.8)	(0.7)
Capital gains based incentive fees waiver	(0.4)	-	(0.2)	(0.1)
Expense support reimbursement	(2.0)	(0.4)	(4.0)	(0.4)
Net expenses	$3.5	$2.3	$6.2	$3.8
Provision for excise taxes	0.1	0.1	0.2	0.1
Total	$3.6	$2.4	$6.4	$3.9

For the three and six months ended June 30, 2025, total net expenses, including the impact of the fee waivers and expense support, were $3.6 million and $6.4 million, respectively. For the three and six months ended June 30, 2024, total net expenses, including the impact of the fee waivers and expense support, were $2.4 million and $3.9 million, respectively. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to the Offering and an increase in borrowings under our credit facilities. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Net investment income

For the three and six months ended June 30, 2025, net investment income was $5.9 million and $10.7 million, respectively. For the three and six months ended June 30, 2024, net investment income was $3.0 million and $5.5 million, respectively. Net investment income can vary substantially from period to period due to various factors including net deployment, credit facilities usage and market base rates. The increase was primarily a result of an increase in the average size of our investment portfolio.

Net realized and unrealized gains (losses) on investments

For the three and six months ended June 30, 2025, we recorded net realized and unrealized appreciation (depreciation) on investments of $3.0 million and $1.5 million, respectively. For the three and six months ended June 30, 2024, we recorded net realized and unrealized appreciation (depreciation) on investments of $(0.1) million and $0.4 million, respectively. The change in net unrealized gains on investments is primarily driven by the performance of our investment portfolio.

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

As of June 30, 2025, we had $69.6 million in cash and cash equivalents and $280.0 million of undrawn capacity on our credit facilities (as defined below) subject to borrowing base and other limitations. As of June 30, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on current cash, availability under our credit facility, short-term investments and ongoing principal repayments on debt investment assets.

As of June 30, 2025, we were in compliance with our asset coverage requirements under the Investment Company Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of June 30, 2025. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our NAV as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

	As of June 30, 2025				As of December 31, 2024
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)
JPM Funding Facility	$375.0	$145.5	$229.5	$145.5	$150.0	$112.0	$38.0	$112.0
JPM Funding Facility II	100.0	49.5	50.5	49.5	-	-	-	-
Total Debt	$475.0	$195.0	$280.0	$195.0	$150.0	$112.0	$38.0	$112.0

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

(3) As of June 30, 2025 and December 31, 2024, the carrying amount of the outstanding debt approximated fair value, unless otherwise noted.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2025 and 2024 was 7.10% and 10.19%, respectively. The weighted average debt of the borrowings outstanding for the six months ended June 30, 2025 was $136.9 million and $43.1 million, respectively. As of June 30, 2025 and December 31, 2024, the weighted average cost of debt was 6.42% and 7.10%, respectively.

JPM Funding Facility

On December 8, 2023, we entered into a Loan and Security Agreement (as amended, the “JPM Funding Facility”), as servicer, with CPCI Funding SPV, LLC, our wholly owned subsidiary (the “Borrower”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $375.0 million with a reinvestment period ending December 8, 2026 and a final maturity date of December 8, 2028. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $500.0 million. In addition, on December 8, 2023, we, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which we will sell or contribute to the Borrower certain originated or acquired loans and other corporate debt securities and related assets from time to time. We consolidate the Borrower in our consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from the Borrower.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower. The interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.13%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower pays, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

On May 29, 2025, the Borrower entered into a Third Amendment to the JPM Funding Facility. The amendment, among other things, (a) reduced the spread from 2.25% to 2.13%, and (b) increased the facility size from $150.0 million to $375.0 million.

On August 23, 2024, the Borrower entered into a First Amendment to the JPM Funding Facility. The amendment, among other things, reduced the spread from 2.60% to 2.25%.

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

The summary of costs incurred in connection with our credit facilities is presented below:

	For the three months ended June 30,		For the six months ended June 30,
(in $ millions)	2025	2024	2025	2024
Borrowing interest expense	$2.3	$1.2	$4.2	$1.8
Unused facility fees	0.3	0.1	0.4	0.2
Amortization of financing costs	0.2	0.1	0.3	0.2
Administrative fee	-	0.1	-	0.2
Total interest and other debt financing costs	$2.8	$1.4	$4.9	$2.2
Weighted average outstanding balance	$149.6	$57.7	$136.9	$43.1

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

As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 233% and 259%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the credit facilities.

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

The Private Placement Investors' subscriptions were initially drawn down at a price of $25.00 per share, and subsequent subscriptions were priced at our current NAV at the time of contribution. Since our commencement of operations through June 30, 2025, we received $161.7 million of committed capital from the Private Placements, and in exchange therefore, we issued approximately 6,310,200 Class I shares to four stockholders, including the investment from our sole initial stockholder.

On August 1, 2024, we held the first closing in our public offering on a continuous basis of up to $2.5 billion in Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to its Registration Statement on Form N-2 (File No. 333-268622) that was declared effective by the SEC on September 29, 2023 (the “Offering”). As of June 30, 2025, pursuant to the Private Placements and our Offering that commenced on August 1, 2024, and including shares issued through our distribution reinvestment plan, we have issued approximately 9,689,140 Class I and Class S shares and raised gross proceeds of approximately $252.6 million since inception through June 30, 2025. As of June 30, 2025, we have not offered or sold any of our Class D shares. See “Recent Developments” for details on a subsequent issuance of shares.

The following table summarizes transactions in common shares for periods listed.

	For the six months ended June 30, 2025		For the six months ended June 30, 2024
(in $ millions except share amounts)	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,009,571	$80.9	1,966,336	$52.0
Share transfers between classes	-	-	-	-
Distributions reinvested	-	-	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	3,009,571	$80.9	1,966,336	$52.0
CLASS S
Subscriptions	1,786	$0.1	-	$-
Share transfers between classes	-	-	-	-
Distributions reinvested	27	0.0	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	1,813	$0.1	-	$-

The following table lists the Common Shares issued and total consideration for both the Offering and the Private Placements as of June 30, 2025. The table below does not include Common Shares issued through our distribution reinvestment plan. We intend to continue selling Common Shares in the Offering on a monthly basis.

(dollar amounts in millions)	Common Shares issued	Total consideration
Registered Offering:
Class I	3,377,128	$90.80
Class S	1,786	0.05
Class D	—	—
Private Placements:
Class I	6,310,200	$161.72
Class S	—	—
Class D	—	—
Total:	9,689,114	$252.57

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

We declared monthly regular and special distributions for our Class I shares and Class S shares. The following table presents the monthly regular and special distributions that were declared and payable for the six months ended June 30, 2025.

(in $ millions, except per share amounts)			Class I Distributions			Class S Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1.1
January 31, 2025	January 29, 2025	February 27, 2025	0.06	0.4	(1)
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1.1
February 28, 2025	February 24, 2025	March 27, 2025	0.06	0.4	(1)
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1.1
March 31, 2025	March 26, 2025	April 28, 2025	0.06	0.4	(1)
April 30, 2025	April 28, 2025	May 28, 2025	0.16	1.5		$0.14	$ 0.0
April 30, 2025	April 28, 2025	May 28, 2025	0.06	0.6	(1)	0.06	0.0	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.16	1.6		0.14	0.0
May 31, 2025	May 22, 2025	June 27, 2025	0.06	0.6	(1)	0.06	0.0	(1)
June 30, 2025	June 25, 2025	July 29, 2025	0.16	1.6		0.14	0.0
June 30, 2025	June 25, 2025	July 29, 2025	0.06	0.6	(1)	0.06	0.0	(1)
			$1.32	$11.0		$0.60	$ 1.0	(2)
(1)
Represents a special distribution
(2)
Totals may not add up due to rounding

The following table presents the monthly regular and special distributions that were declared and payable for the six months ended June 30, 2024.

(in $ millions, except per share amounts)			Class I Distributions			Class S Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount
June 30, 2024	June 27, 2024	July 26, 2024	$0.16	$1.0		$-	$-
June 30, 2024	June 27, 2024	July 26, 2024	0.07	0.4	(1)	-	-
			$0.23	$1.4		$-	$-

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

Share Repurchase Program

We have commenced a share repurchase program in which we intend, at the discretion of our Board, to offer to repurchase up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) in each quarter. Our Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interests and those of our common stockholders. For example, in accordance with our directors' duties to the Company, our Board may amend, suspend or terminate the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to our directors’ duties to us. All shares purchased by us in connection with the share repurchase program will be retired and thereafter will be authorized and unissued shares.

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

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2025 and December 31, 2024 we had aggregate unfunded commitments totaling $76.3 million and $44.5 million, respectively. See Note 7 "Commitments and Contingencies" to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On July 1, 2025, we issued and sold approximately 2,024,859 Common Shares (consisting of 2,024,503 Class I shares and 356 Class S shares) at an offering price of $27.14 per share, and received $55.0 million as payment for such shares.

On July 29, 2025, we announced the declaration of amounts per share set forth below for its Class I shares and Class S shares. The distributions for Class I shares and Class S shares are payable to shareholders of record as of the open of business on July 31, 2025 and will be paid on or about August 29, 2025. The distributions will be paid in cash or reinvested in the Class I shares or Class S shares, as applicable, for stockholders participating in the Company’s distribution reinvestment plan.

	Gross Distribution	Gross Special Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16000	$0.06000	$-	$0.22000
Class S Common Shares	$0.16000	$0.06000	$0.01922	$0.20078

On August 1, 2025, pursuant to the Offering, we received approximately $13.4 million in subscriptions from third party unaffiliated investors. The purchase price per Class I share and Class S share will equal the Company’s net asset value per Class I share and Class S share, respectively, as of the last calendar day of July 2025 (the “July NAV”), which is generally expected to be available within 20 business days after August 1, 2025. At that time, the number of Class I shares and Class S shares issued to each investor based on the July NAV and such investor’s subscription amount will be determined and Class I shares and Class S shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, August 1, 2025.

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

As of June 30, 2025, 99.3% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statement of Assets and Liabilities as of June 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	$4.7	1.9	$2.8
Up 75 basis points	3.6	1.5	2.1
Up 50 basis points	2.4	1.0	1.4
Up 25 basis points	1.2	0.5	0.7
Down 25 basis points	(1.2)	(0.5)	(0.7)
Down 50 basis points	(2.4)	(1.0)	(1.4)
Down 75 basis points	(3.5)	(1.5)	(2.0)
Down 100 basis points	(4.7)	(1.9)	(2.8)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed herein and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, “Risk Factors” of the Post-Effective Amendment No. 5 to our registration statement on Form N-2 filed on April 29, 2025, and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which could materially affect our business, financial condition and/or operating results. These risks are not the only risk factors facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Item 8.01 in our Current Reports on Form 8-K filed with the SEC on April 28, 2025, May 22, 2025, June 25, 2025 and July 29, 2025 for information about unregistered sales of our equity securities during the quarter and subsequent to the quarter end.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.1

Third Amendment to the Loan and Security Agreement, dated May 29, 2025, among CPCI Funding SPV, LLC, as borrower, Crescent Private Credit Income Corp., as servicer, U.S. Bank Trust Company National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JP Morgan Chase Bank, National Association as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01599), filed on June 3, 2025).

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
Date: August 14, 2025

By:	/s/ Kirill Bouek
Kirill Bouek
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: August 14, 2025