Form 10-Q
period 2025-09-30
Crescent Private Credit Income Corp
filed 2025-11-13
CIK 1954360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of the Registrant’s common stock, par value $0.01 per share outstanding at November 13, 2025 was 14,155,336 shares of Class I Common Stock ("Class I Shares"), 2,324 shares of Class S Common Stock ("Class S Shares"), and no shares of Class D Common Stock (“Class D shares”).

Common shares outstanding exclude November 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

11

CRESCENT PRIVATE CREDIT INCOME CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
•
political and regulatory conditions that contribute to uncertainty and market volatility, including a prolonged U.S government shutdown as well as the legislative, regulatory, trade and tariff, immigration and other policies associated with the current U.S. presidential administration;
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

PART I. Financial Information
Item 1. Financial Statements

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

	As of September 30, 2025 (Unaudited)	As of December 31, 2024

Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $606,827 and $280,031, respectively)	$614,062	$282,161
Cash and cash equivalents	22,567	10,695
Restricted cash and cash equivalents	10,852	10,672
Receivable from unsettled transactions	11,012	1,299
Interest receivable	1,866	1,372
Deferred offering costs	396	2,202
Other assets	428	3,377
Total assets	$661,183	$311,778

Liabilities
Debt (net of deferred financing costs of $3,133 and $1,413, respectively)	$257,136	$110,566
Subscriptions received in advance	4,650	8,500
Payable for investments purchased	12,524	2,094
Interest and other debt financing costs payable	3,209	1,917
Distribution payable	3,077	1,536
Management fees payable	1,063	545
Accrued expenses and other liabilities	1,585	5,895
Total liabilities	283,244	131,053

Commitments and Contingencies (Note 7)
Net assets
Common stock, par value $0.01 per share (300,000,000 shares authorized, 13,985,398 and 6,677,756 shares issued and outstanding, respectively)	140	67
Paid-in capital in excess of par value	368,686	171,093
Accumulated earnings/(loss)	9,113	9,565
Total net assets	377,939	180,725
Total liabilities and net assets	$661,183	$311,778

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)
(Unaudited)

NET ASSET VALUE PER SHARE	As of September 30, 2025 (Unaudited)	As of December 31, 2024
Class I Shares:
Net assets	$377,877	$180,725
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	13,983,091	6,677,756
Net asset value per share	$27.02	$27.06
Class S Shares:
Net assets	$62	$-
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	2,307	-
Net asset value per share	$27.02	$-

Crescent Private Credit Income Corp.
Consolidated Statements of Operations
(in thousands, except for per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$12,974	$6,885	$28,736	$16,115
Paid-in-kind interest	351	178	1,087	217
Dividend income	130	-	362	-
Other income	165	143	578	313
Total investment income	13,620	7,206	30,763	16,645

Expenses:
Interest and other debt financing costs	4,058	2,093	8,944	4,288
Offering costs	502	597	2,523	597
Management fees	1,079	524	2,465	1,427
Income based incentive fees	880	-	1,722	686
Professional fees	242	105	790	540
Capital gains based incentive fees	(191)	(26)	(6)	25
Organizational costs	-	1,544	-	1,544
Directors’ fees	51	41	208	144
Other general and administrative expenses	588	532	1,856	1,702
Total expenses	7,209	5,410	18,502	10,953
Management fees waiver	(16)	(7)	(40)	(576)
Income based incentive fees waiver	(880)	-	(1,722)	(686)
Capital gains based incentive fees waiver	191	26	6	(25)
Expense support reimbursement	(1,114)	(2,820)	(5,108)	(3,234)
Net expenses	5,390	2,609	11,638	6,432
Net investment income before taxes	8,230	4,597	19,125	10,213
Provision for excise taxes	81	108	243	225
Net investment income	8,149	4,489	18,882	9,988
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(1,756)	68	(2,332)	(145)
Foreign currency transactions	(1)	(7)	(75)	(13)
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	201	(262)	5,104	359
Foreign currency translation	29	8	(2,742)	14
Net realized and unrealized gains (losses) on investments	(1,527)	(193)	(45)	215
Net increase in net assets resulting from operations	$6,622	$4,296	$18,837	$10,203

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income	$8,149	$4,489	$18,882	$9,988
Net realized gain (loss) on investments	(1,757)	61	(2,407)	(158)
Net change in unrealized appreciation (depreciation)	230	(254)	2,362	373
Total net increase (decrease) in net assets resulting from operations:	6,622	4,296	18,837	10,203

Share Transactions
Class I:
Issuance of common stock	116,679	8,775	197,604	60,570
Distributions reinvested	-	-	-	-
Distributions to Shareholders	(8,338)	(4,264)	(19,287)	(5,631)
Net increase (decrease) from share transactions - Class I	108,341	4,511	178,317	54,939
Class S:
Issuance of common stock	12	-	60	-
Distributions reinvested	1	-	2	-
Distributions to Shareholders	(1)	-	(2)	-
Net increase (decrease) from share transactions - Class S	12	-	60	-
Total increase (decrease) in net assets	$114,975	$8,807	197,214	$65,142
Net assets, beginning of period	$262,964	$160,193	180,725	$103,858
Net assets, end of period	$377,939	$169,000	377,939	$169,000

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$18,837	$10,203
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(447,778)	(183,487)
Paid-in-kind interest income	(1,087)	-
Proceeds from sales of investments and principal repayments	121,159	40,669
Net realized (gain) loss on investments, foreign currency transactions	2,407	158
Net change in unrealized (appreciation) depreciation on investments, foreign currency translation	(2,362)	(373)
Amortization of premium and accretion of discount, net	(1,497)	(713)
Amortization of deferred offering costs	2,523	597
Amortization of deferred financing costs	534	269
Change in operating assets and liabilities:
(Increase) decrease in receivable from unsettled transactions	(9,713)	(1,262)
(Increase) decrease in interest receivable	(494)	(1,737)
(Increase) decrease in other assets	(589)	(2,584)
Increase (decrease) in payable for investments purchased	10,430	(14,733)
Increase (decrease) in interest and other debt financing costs payable	1,292	1,711
Increase (decrease) in management fees payable	518	515
Increase (decrease) in accrued expenses and other liabilities	(1,207)	4,974
Net cash provided by (used for) operating activities	$(307,027)	$(145,793)

Cash flows from financing activities:
Proceeds from issuance of common stock	197,664	60,570
Increase (decrease) in subscriptions received in advance	(3,850)	-
Distributions paid	(17,746)	(4,189)
Offering costs paid	(282)	(3,631)
Borrowings on credit facilities	297,543	102,790
Repayments on credit facilities	(152,050)	(24,000)
Deferred financing and debt issuance costs paid	(2,254)	-
Net cash provided by (used for) financing activities	319,025	131,540
Effect of exchange rate changes on cash denominated in foreign currency	54	(242)
Net increase (decrease) in cash and cash equivalents	12,052	(14,495)
Cash and cash equivalents, restricted cash and foreign currency, beginning of period	21,367	28,754
Cash and cash equivalents, restricted cash and foreign currency, end of period (1)	$33,419	$14,259

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$7,129	$2,318
Cash paid during the period for taxes	$327	$110
Accrued but unpaid distributions	$3,077	$1,442
Reinvestment of distributions during the period	$2	$-
Non-cash settlement of offering costs	$3,103	$-

(1) As of September 30, 2025, the balance included cash and cash equivalents of $22,567 (including cash denominated in foreign currency of $663) and restricted cash and cash equivalents of $10,852 (including cash denominated in foreign currency of $614). As of December 31, 2024, the balance included cash and cash equivalents of $10,695 (including cash denominated in foreign currency of $40) and restricted cash and cash equivalents of $10,672 (including cash denominated in foreign currency of $440).

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
Accurate Finance Sub, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.75%	09/2032	$550	$546	0.1%	$546
Accurate Finance Sub, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			09/2032	-	(1)	(0.0)	(2)
Accurate Finance Sub, LLC (4)(5)	Senior Secured First Lien Revolver			09/2032	-	(1)	(0.0)	(1)
Ascend Learning, LLC (7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	7.16%	12/2028	769	769	0.2	769
Bingo Holdings I LLC (7)	Senior Secured First Lien Term Loan	S + 475	8.75%	06/2032	447	445	0.1	448
Boxer Parent Company Inc. (7)	Senior Secured First Lien Term Loan	S + 300	7.20%	07/2031	2,264	2,260	0.6	2,263
Brand Industrial Services (7)	Senior Secured First Lien Term Loan	S + 450, 50 Floor	8.80%	08/2030	1,237	1,174	0.3	1,124
Chariot Buyer (7)	Senior Secured First Lien Term Loan	S + 300	7.16%	09/2032	1,987	1,983	0.5	1,992
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.25%	03/2031	1,588	1,588	0.4	1,596
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.25%	08/2032	263	263	0.1	265
Corelogic, Inc. (7)	Senior Secured First Lien Term Loan	S + 361.45	7.78%	06/2028	2,244	2,247	0.6	2,249
Fairbanks Morse Defense (7)	Senior Secured First Lien Term Loan	S + 350, 75 Floor	7.58%	06/2030	1,582	1,568	0.4	1,585
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.50%	12/2030	3,173	3,144	0.8	3,139
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	-	(5)	(0.0)	(14)
GB Eagle Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 450, 100 Floor	8.50%	12/2030	192	188	0.0	187
Parts Town (5)	Unitranche First Lien Term Loan	S + 500 (175 PIK), 75 Floor	9.30%	04/2030	5,423	5,394	1.4	5,408
Parts Town (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2030	-	-	(0.0)	(1)
Pushpay USA Inc. (7)	Senior Secured First Lien Term Loan	S + 419.46	7.94%	08/2031	995	988	0.3	1,003
Realpage, Inc. (7)	Senior Secured First Lien Term Loan	S + 326.16, 50 Floor	7.26%	04/2028	2,246	2,238	0.6	2,242
Red Planet Borrower, LLC (7)	Senior Secured First Lien Term Loan	S + 400	8.16%	09/2032	2,158	2,137	0.6	2,102
Sovos Compliance, LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.41%	08/2029	1,590	1,588	0.4	1,595
Zayo Group Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.66%	09/2032	1,501	1,431	0.4	1,461
					30,209	29,944	7.8	29,956
Commercial and Professional Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 400	8.03%	08/2030	1,977	1,972	0.5	1,985
Allied Universal Holdco LLC (7)	Senior Secured First Lien Term Loan	S + 335	7.51%	08/2032	2,325	2,322	0.6	2,337
Career Certified LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.00%	02/2031	748	743	0.2	748
Career Certified LLC (5)	Senior Secured First Lien Delayed Draw Term Loan			02/2031	-	-	-	-
Career Certified LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	-	(1)	-	-
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.63%	10/2028	414	411	0.1	410

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.63%	10/2028	1,040	1,032	0.3	1,030
CMG Holdco	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.63%	10/2028	702	696	0.2	695
CMG Holdco (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.63%	10/2028	1,074	1,061	0.3	1,059
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	-	(5)	(0.0)	(6)
CMG Holdco (5)	Unitranche First Lien Revolver	S + 450, 100 Floor	8.52%	10/2028	46	42	0.0	41
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	-	(21)	(0.0)	(44)
CMG Holdco (4)(5)	Unitranche First Lien Revolver			11/2030	-	(7)	(0.0)	(7)
Crisis Prevention Institute, Inc. (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	8.00%	04/2031	321	320	0.1	320
Duraserv LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	9.11%	06/2031	4,773	4,734	1.3	4,731
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	9.11%	06/2031	1,770	1,757	0.5	1,754
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	9.11%	06/2031	181	173	0.0	165
Duraserv LLC (4)(5)	Senior Secured First Lien Revolver			06/2030	-	(7)	(0.0)	(8)
Galway Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 75 Floor	8.80%	09/2028	888	853	0.2	903
Galway Borrower, LLC (5)	Unitranche First Lien Revolver	S + 450, 75 Floor	8.49%	09/2028	147	142	0.0	142
GN Loanco, LLC (7)	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.81%	12/2030	1,750	1,707	0.5	1,749
Halo Buyer Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	10.16%	08/2029	3,461	3,400	0.9	3,507
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.56%	10/2030	3,470	3,393	0.9	3,435
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.25%	10/2030	327	320	0.1	324
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.25%	10/2030	128	125	0.0	121
Iris Buyer, LLC (5)	Unitranche First Lien Revolver	S + 525, 100 Floor	9.55%	10/2029	101	92	0.0	96
Lawn Star Buyer, LLC	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.66%	06/2031	1,800	1,783	0.5	1,783
Lawn Star Buyer, LLC (4)(5)	Senior Secured First Lien Revolver			06/2031	-	(7)	(0.0)	(7)
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500, 75 Floor	9.33%	03/2029	2,948	2,897	0.8	2,935
Midwest Physician Administrative Services, LLC (7)	Senior Secured First Lien Term Loan	S + 326.16, 75 Floor	7.26%	03/2028	1,099	1,042	0.3	1,027
Neptune Bidco US Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 510	9.43%	04/2029	1,282	1,241	0.3	1,224
Northstar (7)	Senior Secured First Lien Term Loan	S + 475, 50 Floor	8.88%	05/2030	574	571	0.2	578
Pre-paid Legal Services, Inc. (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	7.41%	12/2028	2,249	2,243	0.5	2,127
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.50%	05/2031	8,755	8,755	2.3	8,602

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450, 75 Floor	8.50%	05/2031	378	378	0.1	371
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Revolver	S + 450, 75 Floor	8.50%	05/2030	108	108	0.0	93
Quidelortho Corp (6)(7)	Senior Secured First Lien Term Loan	S + 400	8.00%	08/2032	1,000	989	0.3	996
Southern Veterinary Partners LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.82%	12/2031	1,057	1,050	0.3	1,057
Trugreen (7)	Senior Secured First Lien Term Loan	S + 410, 75 Floor	8.26%	11/2027	2,089	2,022	0.5	2,055
Unosquare, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.91%	06/2031	3,050	3,021	0.8	3,021
Unosquare, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2031	-	-	(0.0)	(13)
Unosquare, LLC (4)(5)	Senior Secured First Lien Revolver			06/2031	-	-	(0.0)	(5)
Vaco Holdings, LLC (7)	Senior Secured First Lien Term Loan	S + 500, 75 Floor	9.15%	01/2029	1,428	1,310	0.3	1,234
					53,460	52,657	14.0	52,565
Consumer Discretionary Distribution and Retail
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 325, 75 Floor	7.41%	01/2032	2,663	2,649	0.7	2,665
Family Dollar	Senior Secured Second Lien Term Loan	S + 650, 100 Floor	10.78%	07/2030	10,000	9,906	2.6	9,900
Gloves Buyers, Inc. (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	8.16%	01/2032	2,280	2,228	0.6	2,220
Mavis Tire Express (7)	Senior Secured First Lien Term Loan	S + 300, 75 Floor	7.20%	05/2028	1,144	1,139	0.3	1,145
PetSmart (7)	Senior Secured First Lien Term Loan	S + 400	8.14%	08/2032	2,294	2,274	0.6	2,261
					18,381	18,196	4.8	18,191
Consumer Durables and Apparel
HP PHRG Borrower, LLC (7)	Senior Secured First Lien Term Loan	S + 400	8.00%	02/2032	2,269	2,216	0.6	2,267
Hunter Douglas Holdings UK Limited (6)(7)	Senior Secured First Lien Term Loan	S + 325	7.25%	01/2032	1,742	1,719	0.5	1,747
Varsity Brands (7)	Senior Secured First Lien Term Loan	S + 300	7.03%	08/2031	1,995	1,963	0.5	1,998
					6,006	5,898	1.6	6,012
Consumer Services
Astro Acquisition LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.12%	08/2032	1,056	1,053	0.3	1,062
CPM Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 450	8.78%	09/2028	1,536	1,514	0.4	1,534
Dave & Buster's, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 325	7.56%	11/2031	2,033	1,908	0.5	1,885
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.28%	06/2031	3,792	3,759	1.0	3,765
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2031	-	(3)	(0.0)	(5)
Essential Services Holding Corporation (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	9.33%	06/2030	93	89	0.0	90
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	7.41%	01/2029	2,587	2,571	0.7	2,586
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 350, 75 Floor	7.66%	04/2030	1,990	1,948	0.5	1,971
Landscape Workshop LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.00%	05/2032	19,459	19,270	5.2	19,529
Landscape Workshop LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.00%	05/2032	2,095	2,065	0.6	2,117
Landscape Workshop LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	9.00%	05/2031	389	357	0.1	389

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Learning Care Group (US) No. 2 Inc.	Senior Secured First Lien Term Loan	S + 400, 50 Floor	8.31%	08/2028	1,318	1,312	0.3	1,299
Scientific Games Holdings LP (7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	7.29%	04/2029	2,245	2,241	0.6	2,229
Voyager Parent LLC (6)(7)	Senior Secured First Lien Term Loan	S + 475	8.75%	07/2032	2,000	1,969	0.5	2,007
Waterbridge Midstream Operating LLC (7)	Senior Secured First Lien Term Loan	S + 486	9.03%	06/2029	1,145	1,122	0.3	1,148
					41,738	41,175	11.0	41,606
Diversified Financials
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.94%	11/2030	1,692	1,680	0.4	1,692
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.98%	11/2030	167	164	0.0	167
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.75%	11/2030	17	15	0.0	17
					1,876	1,859	0.4	1,876
Energy
Brazos (7)	Senior Secured First Lien Term Loan	S + 250, 50 Floor	6.72%	02/2030	950	948	0.3	951
Cornerstone Generation, LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.48%	10/2031	365	364	0.1	368
Delek US Holdings, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 350	7.76%	11/2029	1,800	1,800	0.5	1,800
					3,115	3,112	0.9	3,119
Financial Services
Americana Partners LLC	Unitranche First Lien Term Loan	S + 425, 75 Floor	8.25%	05/2031	650	645	0.2	645
Americana Partners LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2031	-	(4)	(0.0)	(13)
Americana Partners LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(3)	(0.0)	(3)
Blackhawk Network Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400, 100 Floor	8.16%	03/2029	1,328	1,318	0.4	1,333
Camelot US (6)(7)	Senior Secured First Lien Term Loan	S + 325	7.41%	01/2031	280	279	0.1	280
Cary Street Partners	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.75%	05/2031	1,796	1,773	0.5	1,775
Cary Street Partners (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2031	-	(14)	(0.0)	(33)
Cary Street Partners (4)(5)	Senior Secured First Lien Revolver			05/2031	-	(4)	(0.0)	(4)
Coral-Us Co-Borrower LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.57%	01/2032	2,280	2,250	0.6	2,261
Fortress Intermediate 3 Inc (7)	Senior Secured First Lien Term Loan	S + 300	7.25%	06/2031	1,374	1,352	0.4	1,382
HPOne	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.94%	08/2031	10,800	10,722	2.8	10,720
HPOne (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2031	-	(6)	(0.0)	(9)
HPOne (4)(5)	Senior Secured First Lien Revolver			08/2031	-	(22)	(0.0)	(22)
Jump Financial LLC (7)	Senior Secured First Lien Term Loan	S + 350	7.50%	02/2032	476	475	0.1	480
Kestra Advisor Services Holdings A, Inc. (7)	Senior Secured First Lien Term Loan	S + 300	7.16%	03/2031	1,658	1,650	0.4	1,661

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
LBM Acquisition (7)	Senior Secured First Lien Term Loan	S + 385, 75 Floor	7.99%	05/2034	2,540	2,439	0.7	2,484
Modena Buyer LLC (7)	Senior Secured First Lien Term Loan	S + 450	8.81%	07/2031	2,285	2,242	0.6	2,260
Nexus (7)	Senior Secured First Lien Term Loan	S + 350	7.66%	07/2031	1,795	1,785	0.5	1,792
Nexus (7)	Senior Secured First Lien Term Loan	S + 400	8.16%	07/2031	1,991	1,994	0.5	1,993
Numera	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.16%	08/2032	600	596	0.2	596
Numera (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2032	-	-	(0.0)	(2)
Numera (4)(5)	Unitranche First Lien Revolver			08/2032	-	-	(0.0)	(1)
Park River Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325, 75 Floor	7.80%	12/2027	2,275	2,206	0.6	2,278
Plano Holdco, Inc.	Senior Secured First Lien Term Loan	S + 350	7.50%	10/2031	1,147	1,120	0.3	1,124
Rand Parent, LLC (7)	Senior Secured First Lien Term Loan	S + 300	7.00%	03/2030	2,272	2,248	0.6	2,265
Savers (7)	Senior Secured First Lien Term Loan	S + 300	7.03%	09/2032	2,075	2,065	0.6	2,079
Star Parents, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	8.00%	09/2030	2,211	2,143	0.6	2,213
Summit Acquisition Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.83%	10/2031	848	846	0.2	854
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.95%	11/2031	1,766	1,756	0.5	1,766
UHY Advisors , Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.75%	11/2031	112	108	0.0	112
UHY Advisors , Inc. (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.74%	11/2031	35	32	0.0	35
White Cap Supply Holdings, LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.42%	10/2029	1,963	1,913	0.5	1,966
					44,557	43,904	11.9	44,267
Food, Beverage and Tobacco
Aspire Bakeries Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 350	7.66%	12/2030	448	446	0.1	451
Primary Products (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	7.54%	04/2029	2,315	2,306	0.6	2,264
					2,763	2,752	0.7	2,715
Health Care Equipment and Services
Admi Corp. (7)	Senior Secured First Lien Term Loan	S + 386.45, 50 Floor	8.03%	12/2027	1,587	1,551	0.4	1,507
Admi Corp. (7)	Senior Secured First Lien Term Loan	S + 575	9.91%	12/2027	519	506	0.1	504
Agiliti Health, Inc. (7)	Senior Secured First Lien Term Loan	S + 300	7.22%	05/2030	2,011	1,957	0.5	1,933
Amneal Pharmaceuticals LLC (6)(7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.66%	08/2032	1,169	1,166	0.3	1,170
Angels of Care	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.66%	02/2030	3,694	3,664	1.0	3,694
Angels of Care (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.66%	02/2030	273	270	0.1	273
Angels of Care (4)(5)	Senior Secured First Lien Revolver			02/2030	-	(3)	-	-
Arrow Management Acquisition, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.00%	07/2032	19,239	19,048	5.0	19,047

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Arrow Management Acquisition, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2032	-	(33)	(0.0)	(69)
Arrow Management Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			07/2032	-	(22)	(0.0)	(23)
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S + 725 (362.5 PIK), 75 Floor	11.45%	12/2028	7,344	7,248	1.8	6,720
Avalign Technologies, Inc. (5)	Unitranche First Lien Revolver	S + 650, 75 Floor	10.66%	12/2028	277	264	0.1	198
Bristol Hospice	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.16%	08/2032	24,239	24,000	6.4	23,996
Bristol Hospice (4)(5)	Unitranche First Lien Revolver			08/2032	-	(23)	(0.0)	(23)
BVI Medical Inc.	Unitranche First Lien Term Loan	S + 625 (500 PIK), 75 Floor	10.41%	03/2032	8,316	8,203	2.2	8,316
BVI Medical Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2032	-	(2)	-	-
BVI Medical Inc. (4)(5)	Unitranche First Lien Revolver			03/2032	-	(9)	(0.0)	(5)
Cvet Midco 2, L.P. (7)	Senior Secured First Lien Term Loan	S + 500, 50 Floor	9.00%	10/2029	2,101	1,976	0.5	1,882
Embecta Corp. (6)(7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	7.16%	03/2029	2,053	2,050	0.5	2,055
Global Medical Response Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.63%	10/2032	1,996	1,990	0.5	1,999
HAH Group Holding Company (7)	Senior Secured First Lien Term Loan	S + 500	9.16%	09/2031	2,319	2,252	0.6	2,096
Hanger, Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.66%	10/2031	939	931	0.2	942
Hanger, Inc. (5)(7)	Senior Secured First Lien Delayed Draw Term Loan	S + 350	7.66%	10/2031	18	17	0.0	19
Headlands Buyer, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.74%	09/2032	6,780	6,712	1.8	6,712
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2032	-	(14)	(0.0)	(27)
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			09/2032	-	(13)	(0.0)	(13)
Heartland Dental LLC (7)	Senior Secured First Lien Term Loan	S + 375	7.91%	08/2032	1,010	1,008	0.3	1,010
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	9.00%	06/2030	6,776	6,663	1.8	6,844
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1350 PIK	13.50%	06/2031	3,410	3,346	0.9	3,512
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	-	(22)	-	-
Laseraway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 601.16, 75 Floor	10.33%	10/2027	5,209	5,180	1.4	5,131
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 375	8.07%	11/2028	2,992	2,987	0.8	2,991
LTC Ally Inc	Senior Secured First Lien Term Loan	S + 475, 100 Floor	9.03%	04/2031	2,793	2,772	0.7	2,774
LTC Ally Inc (5)	Senior Secured First Lien Revolver	P + 375, 100 Floor	11.25%	04/2031	40	39	0.0	39
MB2 Dental	Unitranche First Lien Term Loan	S + 550, 75 Floor	9.66%	02/2031	5,461	5,418	1.5	5,516
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.66%	02/2031	872	857	0.2	891
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.66%	02/2031	791	773	0.2	802
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	-	(3)	-	-
Medical Review Institute of America	Unitranche First Lien Term Loan	S + 500, 100 Floor	9.00%	07/2030	5,643	5,595	1.4	5,468
Medical Review Institute of America (5)	Unitranche First Lien Revolver	P + 400, 100 Floor	11.25%	07/2030	208	202	0.0	183

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MPH Acquisition (6)(7)	Senior Secured First Lien Term Loan	S + 486.16, 50 Floor	9.17%	12/2030	879	741	0.2	811
National Mentor Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 385	7.85%	03/2028	1,391	1,358	0.4	1,387
National Mentor Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 385	7.85%	03/2028	41	40	0.0	41
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.91%	07/2031	8,797	8,724	2.3	8,709
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.91%	07/2031	2,947	2,918	0.8	2,918
Net Health Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			07/2031	-	(9)	(0.0)	(11)
Outcomes Group Holding Inc (7)	Senior Secured First Lien Term Loan	S + 300	7.16%	05/2031	1,995	1,988	0.5	2,009
Premier Care Dental Management, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.34%	08/2028	2,739	2,690	0.7	2,631
Team Health Holdings Inc (7)	Senior Secured First Lien Term Loan	S + 450	8.80%	06/2028	728	728	0.2	728
Upstream Newco Inc (7)	Senior Secured First Lien Term Loan	S + 451.16	8.82%	11/2026	1,468	1,430	0.3	1,271
Viant Medical Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	8.16%	10/2031	1,443	1,436	0.4	1,446
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.50%	07/2031	2,152	2,133	0.6	2,152
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			07/2031	-	(2)	-	-
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	(9)	(0.0)	(19)
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(2)	(0.0)	(2)
					144,659	142,665	37.5	142,135
Insurance
King Risk Partners LLC	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.66%	04/2031	2,269	2,253	0.6	2,269
King Risk Partners LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.66%	04/2031	425	420	0.1	425
King Risk Partners LLC (4)(5)	Unitranche First Lien Revolver			04/2031	-	(3)	-	-
Onedigital Borrower LLC (7)	Senior Secured First Lien Term Loan	S + 300	7.16%	07/2031	1,596	1,596	0.4	1,598
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.91%	10/2031	5,965	5,914	1.6	5,859
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.91%	10/2031	217	211	0.1	193
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.91%	10/2031	50	44	0.0	38
Tropolis Holdings LLC	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.50%	02/2031	348	345	0.1	348
Tropolis Holdings LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.71%	02/2031	495	492	0.1	495
Tropolis Holdings LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	-	(1)	-	-
					11,365	11,271	3.0	11,225
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Materials
Berlin Packaging L.L.C. (7)	Senior Secured First Lien Term Loan	S + 325	7.53%	06/2031	1,322	1,310	0.4	1,327
Chemours (6)(7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	7.16%	08/2028	1,076	1,067	0.3	1,077
Clydesdale Acquisition Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.41%	04/2032	2,244	2,237	0.6	2,243
Clydesdale Acquisition Holdings, Inc. (5)(7)	Senior Secured First Lien Delayed Draw Term Loan			04/2032	-	-	-	-
Cornerstone (7)	Senior Secured First Lien Term Loan	S + 450, 50 Floor	8.65%	05/2031	2,040	1,842	0.5	1,868
Discovery Purchaser Corporation (7)	Senior Secured First Lien Term Loan	S + 375, 50 Floor	8.08%	10/2029	1,990	1,971	0.5	1,983
Foundation Building Materials, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	8.31%	01/2031	1,791	1,739	0.5	1,796
Foundation Building Materials, Inc. (7)	Senior Secured First Lien Term Loan	S + 525	9.55%	01/2031	276	260	0.1	278
Hexion Holdings Corporation (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	8.14%	03/2029	1,986	1,968	0.5	1,985
Kodiak BP, LLC (7)	Senior Secured First Lien Term Loan	S + 375	7.75%	12/2031	2,113	2,051	0.6	2,107
LTI Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 375	7.91%	07/2029	1,318	1,284	0.4	1,332
Olympus Water US Holding Corp (7)	Senior Secured First Lien Term Loan	S + 325	7.55%	07/2032	1,690	1,690	0.4	1,681
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.25%	12/2029	1,425	1,414	0.4	1,425
Online Labels Group, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.25%	12/2029	87	86	0.0	87
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(1)	-	-
Oscar Acquisitionco, LLC (7)	Senior Secured First Lien Term Loan	S + 425, 50 Floor	8.25%	04/2029	1,852	1,701	0.5	1,734
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475, 75 Floor	9.05%	01/2031	1,537	1,521	0.4	1,529
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	(2)	(0.0)	(2)
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475, 75 Floor	9.05%	01/2031	884	884	0.2	879
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	-	(0.0)	(1)
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	-	(0.0)	(2)
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.66%	08/2026	733	727	0.2	687
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 375, 75 Floor	7.91%	08/2026	456	451	0.1	428
Tiger Acquisition LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.64%	08/2032	356	355	0.1	355
USALCO (7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.66%	09/2031	1,127	1,127	0.3	1,127
Wilsonart International Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 425	8.25%	08/2031	2,175	2,146	0.6	2,107
					28,478	27,827	7.6	28,030
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Media and Entertainment
Arches Buyer Inc. (7)	Senior Secured First Lien Term Loan	S + 335	7.51%	12/2027	1,990	1,966	0.5	1,995
GoodRx (6)(7)	Senior Secured First Lien Term Loan	S + 375	7.91%	07/2029	1,313	1,302	0.4	1,324
Kingpin Intermediate Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.39%	09/2032	2,000	1,986	0.5	1,950
Knot Worldwide Inc. (7)	Senior Secured First Lien Term Loan	S + 375	7.91%	01/2028	1,492	1,468	0.4	1,495
Recess Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 375, 100 Floor	8.07%	02/2030	1,348	1,334	0.4	1,355
Univision Communications Inc. (7)	Senior Secured First Lien Term Loan	S + 425, 50 Floor	8.25%	06/2029	2,265	2,232	0.6	2,270
Virgin Media Bristol LLC (6)(7)	Senior Secured First Lien Term Loan	S + 327.5	7.37%	03/2031	1,715	1,691	0.4	1,694
					12,123	11,979	3.2	12,083
Pharmaceuticals, Biotechnology and Life Sciences
Endo Finance Holdings, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	8.16%	04/2031	1,080	1,052	0.3	1,083
Nephron Pharmaceuticals LLC	Unitranche First Lien - Last Out Term Loan	S + 920	13.49%	12/2027	2,500	2,471	0.7	2,500
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.77%	10/2031	695	688	0.2	697
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	8.77%	10/2031	5,446	5,385	1.4	5,462
RN Enterprises, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.97%	10/2031	174	165	0.0	180
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.81%	10/2031	175	163	0.0	175
WCG Intermediate Corp. (7)	Senior Secured First Lien Term Loan	S + 300	7.16%	02/2032	1,995	1,979	0.5	1,983
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.75%	12/2029	3,316	3,252	0.9	3,283
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(8)	(0.0)	(5)
					15,381	15,147	4.1	15,358
Real Estate Management and Development
CP Atlas Buyer Inc (7)	Senior Secured First Lien Term Loan	S + 525	9.41%	07/2030	2,340	2,260	0.6	2,299
Cushman & Wakefield US Borrower LLC (7)	Senior Secured First Lien Term Loan	S + 275, 50 Floor	6.91%	01/2030	518	518	0.1	520
Deep Blue Operating I LLC (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.73%	10/2032	393	392	0.1	394
					3,251	3,170	0.8	3,213

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software and Services
Advantage Sales (6)(7)	Senior Secured First Lien Term Loan	S + 451.16, 75 Floor	8.80%	10/2027	1,090	1,069	0.3	981
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 536.45	9.53%	01/2029	388	369	0.1	372
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 435	8.51%	08/2028	2,288	2,253	0.6	2,298
Bonterra LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.00%	03/2032	12,427	12,373	3.3	12,301
Bonterra LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2032	-	(3)	(0.0)	(13)
Bonterra LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.99%	03/2032	202	196	0.1	189
C-4 Analytics	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.20%	05/2030	7,308	7,248	1.9	7,308
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	-	(7)	-	-
C-4 Analytics (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	9.20%	05/2030	225	219	0.1	225
Concord III, LLC	Unitranche First Lien Term Loan	S + 600, 100 Floor	10.00%	12/2028	5,590	5,552	1.5	5,590
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.54%	12/2028	1,700	1,700	0.4	1,700
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.25%	12/2028	298	293	0.1	298
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625, 100 Floor	10.25%	12/2028	244	242	0.1	244
DS Admiral (7)	Senior Secured First Lien Term Loan	S + 425	8.41%	06/2031	1,692	1,675	0.4	1,693
Ensono (7)	Senior Secured First Lien Term Loan	S + 411.45, 75 Floor	8.28%	05/2028	1,600	1,570	0.4	1,605
Enverus	Unitranche First Lien Term Loan	S + 550, 75 Floor	9.66%	12/2029	4,536	4,487	1.2	4,536
Enverus (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Enverus (5)	Unitranche First Lien Revolver	S + 550, 75 Floor	9.65%	12/2029	14	11	0.0	9
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.75%	09/2030	4,421	4,333	1.2	4,421
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.75%	09/2030	4,950	4,908	1.3	4,950
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(8)	-	-
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (225 PIK), 100 Floor	9.53%	01/2031	586	579	0.2	584
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (225 PIK), 75 Floor	9.53%	01/2031	368	366	0.1	368
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2031	-	(4)	(0.0)	(22)
Granicus, Inc. (5)	Unitranche First Lien Term Loan	S + 575 (225 PIK), 100 Floor	10.04%	01/2031	3,959	3,930	1.0	3,959
Imagine Learning LLC (7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.66%	12/2029	2,015	1,992	0.5	1,750
Marlabs	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.75%	08/2030	3,300	3,267	0.9	3,268

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Marlabs (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2030	-	(5)	(0.0)	(13)
Marlabs (5)	Senior Secured First Lien Revolver	S + 475, 100 Floor	8.75%	08/2030	21	17	0.0	17
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.00%	07/2031	6,070	6,018	1.6	6,031
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.00%	06/2032	11,387	11,302	3.0	11,314
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2031	-	(12)	(0.0)	(18)
Medicus IT (4)(5)	Unitranche First Lien Revolver			07/2031	-	(9)	(0.0)	(7)
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	-	(2)	(0.0)	(2)
Medicus IT (4)(5)	Unitranche First Lien Revolver			06/2032	-	(6)	(0.0)	(6)
Mermaid Bidco Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.57%	07/2031	460	459	0.1	460
Halo Buyer Inc (5)	Unitranche First Lien Revolver	S + 600, 100 Floor	10.16%	08/2029	100	91	0.0	107
Milano Acquisition Corp (Gainwell) (7)	Senior Secured First Lien Term Loan	S + 410, 75 Floor	8.10%	10/2027	2,834	2,769	0.7	2,794
Planview Parents, Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.50%	12/2027	2,568	2,502	0.7	2,535
Rightworks LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	9.16%	05/2029	11,467	11,467	3.0	11,467
Rightworks LLC (5)	Unitranche First Lien Revolver	S + 500, 100 Floor	9.16%	05/2029	165	165	0.0	165
Rocket Software (7)	Senior Secured First Lien Term Loan	S + 375, 50 Floor	7.91%	11/2028	1,550	1,540	0.4	1,556
Skopima Consilio Parent LLC (7)	Senior Secured First Lien Term Loan	S + 375, 50 Floor	7.91%	05/2028	2,270	2,247	0.5	1,934
SMX Group, LLC (7)	Senior Secured First Lien Term Loan	S + 450	8.66%	02/2032	5,407	5,356	1.4	5,441
					103,500	102,508	27.0	102,389
Telecommunication Services
CCI Buyer, Inc	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.30%	05/2032	28,300	28,017	7.5	28,287
CCI Buyer, Inc (4)(5)	Unitranche First Lien Revolver			05/2032	-	(16)	(0.0)	(1)
					28,300	28,001	7.5	28,286
Transportation
AIT Worldwide Logistics Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400, 75 Floor	8.25%	04/2030	1,060	1,046	0.3	1,064
Jetblue Airways Corporation (6)(7)	Senior Secured First Lien Term Loan	S + 475, 50 Floor	8.75%	08/2029	1,792	1,718	0.5	1,724
Tenneco Inc. (7)	Senior Secured First Lien Term Loan	S + 485, 50 Floor	9.05%	11/2028	1,701	1,681	0.4	1,665
					4,553	4,445	1.2	4,453

Total Debt Investments United States					$553,715	$546,510	145.1%	$547,479

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Commercial and Professional Services
Iris Buyer, LLC	Common Stock				192	193	0.1	223
Iris Buyer, LLC	Common Stock				192,308	-	0.0	50
						193	0.1	273
Consumer Services
Landscape Workshop LLC	Common Stock				810,811	811	0.2	811
						811	0.2	811
Diversified Financials
WhiteHawk Evergreen Fund, LP (2)(6)(9)(10)	Partnership Interest				8,500,000	8,500	2.3	8,798
						8,500	2.3	8,798
Health Care Equipment and Services
Arrow Management Acquisition, LLC	Common Stock				15,998	16	0.0	16
Arrow Management Acquisition, LLC	Common Stock				1,584	1,584	0.4	1,584
BVI Medical Inc.	Common Stock				681	909	0.2	681
Headlands Buyer, Inc.	Common Stock				82,454	825	0.2	825
IVX Health Merger Sub, Inc.	Common Stock				880	880	0.4	1,529
Vital Care Buyer, LLC	Common Stock				649	1	0.0	27
Vital Care Buyer, LLC	Common Stock				64	64	0.0	60
						4,279	1.2	4,722
Pharmaceuticals, Biotechnology and Life Sciences
Nephron Pharmaceuticals LLC	Common Stock Warrant				4	-	0.0	42
RN Enterprises, LLC	Common Stock				633	633	0.2	775
WCT Group Holdings, LLC	Common Stock				118	1,176	0.7	2,676
						1,809	0.9	3,493

Total Equity Investments United States						$15,592	4.7%	$18,097
Switzerland
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences
Solvias AG LP (6)	Senior Secured First Lien Term Loan	SR + 525, 75 Floor	6.00%	02/2032	CHF 11,565	9,996	3.1	11,796
Solvias AG LP (4)(5)(6)	Senior Secured First Lien Revolver			02/2032	CHF 0	(30)	-	-
Total Debt Investments Switzerland						$9,966	3.1%	$11,796
Equity Investments
Pharmaceuticals, Biotechnology and Life Sciences
Sequence Parent (6)	Common Stock				3,290	197	0.1	229
Sequence Parent (6)	Common Stock				48	48	0.0	53
						245	0.1%	282

Total Equity Investments Switzerland						$245	0.1%	$282
Netherlands
Debt Investments
Commercial and Professional Services
Avidity Acquisition B.V. (6)	Unitranche First Lien - Last Out Term Loan	E + 525	7.29%	03/2032	€145	127	0.0	145
Avidity Acquisition B.V. (5)(6)	Unitranche First Lien - Last Out Delayed Draw Term Loan	E + 525	7.24%	03/2032	€6	6	0.0	6
Pitch MidCo B.V. (6)	Unitranche First Lien Term Loan	E + 550	7.50%	04/2031	€3,365	2,990	0.9	3,365
Pitch MidCo B.V. (6)	Unitranche First Lien Delayed Draw Term Loan	E + 625	8.23%	04/2031	€1,888	1,802	0.5	1,888

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pitch MidCo B.V. (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 550	7.53%	04/2031	€269	241	0.1	269
Van Der Steen (6)	Unitranche First Lien Term Loan	E + 550	7.50%	05/2031	€3,864	3,459	1.0	3,864
Van Der Steen (6)	Unitranche First Lien Delayed Draw Term Loan	E + 550	7.53%	05/2031	€1,290	1,245	0.3	1,290
						9,870	2.8	10,827
Software and Services
Fugue Finance BV (6)(7)	Senior Secured First Lien Term Loan	S + 275, 50 Floor	6.95%	01/2032	1,582	1,559	0.4	1,588
						1,559	0.4	1,588

Total Debt Investments Netherlands						$11,429	3.2%	$12,415
United Kingdom
Debt Investments
Commercial and Professional Services
Hamsard 3778 Limited (6)	Unitranche First Lien Term Loan	SN + 550	9.72%	10/2031	£3,841	3,619	1.0	3,841
Hamsard 3778 Limited (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			10/2031	£-	(7)	-	-
						3,612	1.0	3,841
Diversified Financials
Primrose Bidco Limited (6)	Unitranche First Lien Term Loan	SN + 550	9.72%	11/2031	£2,654	2,427	0.7	2,654
						2,427	0.7	2,654

Financial Services
Boots Group Finco LP (6)(7)	Senior Secured First Lien Term Loan	S + 350	7.70%	08/2032	871	869	0.2	874
						869	0.2	874

Food, Beverage and Tobacco
Froneri US Inc (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.50%	08/2032	2,535	2,529	0.7	2,533
						2,529	0.7	2,533

Software and Services
Sophos Holdings (6)(7)	Senior Secured First Lien Term Loan	S + 361.45	7.78%	03/2027	528	527	0.1	529
						527	0.1	529

Total Debt Investments United Kingdom						$9,964	2.7%	$10,431
Australia
Debt Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Unitranche First Lien Term Loan	B + 500, 50 Floor	8.59%	11/2030	AUD 3,439	3,364	0.9	3,454
Ancora Bidco PTY LTD (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			11/2030	AUD 0	(12)	0.0	3
						3,352	0.9	3,457
Total Debt Investments Australia						$3,352	0.9%	$3,457

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Common Stock				64,327,036	663	0.2	872
Ancora Bidco PTY LTD (6)	Common Stock				3,385,633	35	0.0	46
						698	0.2	918
Total Equity Investments Australia						$698	0.2%	$918
Canada
Debt Investments
Consumer Services
Ontario Gaming GTA Limited Partnership (6)(7)	Senior Secured First Lien Term Loan	S + 425, 50 Floor	8.55%	08/2030	2,250	2,185	0.6	2,201
						2,185	0.6	2,201

Energy
Rockpoint Gas Storage Partners (6)(7)	Senior Secured First Lien Term Loan	S + 300	7.30%	09/2031	461	457	0.1	463
						457	0.1	463

Transportation
Westjet Loyalty LP (6)(7)	Senior Secured First Lien Term Loan	S + 325	7.25%	02/2031	1,468	1,414	0.4	1,471
						1,414	0.4	1,471

Total Debt Investments Canada						$4,056	1.1%	$4,135
France
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences
Olyos (6)	Unitranche First Lien Term Loan	E + 600	8.00%	06/2032	€2,595	2,516	0.7	2,524
Olyos (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			06/2028	€0	(59)	(0.0)	(65)
						2,457	0.7	2,459

Total Debt Investments France						$2,457	0.7%	$2,459
Ireland
Debt Investments
Commercial and Professional Services
Ion Platform Finance US Inc (6)	Senior Secured First Lien Term Loan	S + 385	8.01%	10/2032	1,420	1,406	0.4	1,411
						1,406	0.4	1,411

Total Debt Investments Ireland						$1,406	0.4%	$1,411
Germany
Debt Investments
Commercial and Professional Services
TK Elevator Midco (6)(7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	7.20%	04/2030	1,055	1,040	0.3	1,059
						1,040	0.3	1,059

Total Debt Investments Germany						$1,040	0.3%	$1,059

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Finland
Debt Investments
Commercial and Professional Services
Saarni (6)	Unitranche First Lien Term Loan	E + 525	7.67%	03/2032	€118	108	0.0	118
Saarni (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 525	5.25%	03/2032	€5	4	0.0	5
						112	0.0	123

Total Debt Investments Finland						$112	0.0%	$123

Total Investments						$606,827	162.5%	$614,062
Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents				5,340	5,340	1.4	5,340
Goldman Sachs FS Government Fund	Cash Equivalents				20,539	20,539	5.4	20,539
Cash Equivalents Total						$25,879	6.8%	$25,879
Investments and Cash Equivalents Total						$632,706	169.3%	$639,941

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), or BBSY (“B”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of September 30, 2025, the reference rates for the Company’s variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $377,939 as of September 30, 2025.

Reference Rate	Overnight	1 Month	3 Month	6 Month	12 Month
Prime (“P”)	7.25%	-	-	-	-
SOFR (“S”)	-	4.13%	3.98%	3.85%	3.66%
EURIBOR (“E”)	-	1.91%	2.02%	2.08%	2.20%
SONIA (“SN”)	3.97%	-	-	-	-
BBSY (“B”)	-	-	3.61%	-	-
SARON (“SR”)	-	-0.05%	-	-	-

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
(6)
Investment is not a qualifying asset as defined under section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 12.4% as of September 30, 2025.
(7)
This investment is valued using observable inputs and is considered a Level 2 investment per Financial Accounting Standards Board ("FASB") guidance under ASC 820. See Note 5 for further information related to investments at fair value.
(8)
Fixed rate investment.
(9)
This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical level.
(10)
Capital contributed to this investment is subject to restrictions on withdrawal.
(11)
Position or portion thereof unsettled as of September 30, 2025.

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

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), or BBSY (“B”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of December 31, 2024, the reference rates for the Company’s variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S.Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $180,725 as of December 31, 2024.

Reference Rate	Overnight	1 Month	3 Month	6 Month	12 Month
Prime (“P”)	7.50%	-	-	-	-
SOFR (“S”)	-	4.33%	4.31%	4.25%	4.18%
EURIBOR (“E”)	-	2.79%	2.74%	2.56%	2.45%
SONIA (“SN”)	4.70%	-	-	-	-
BBSY (“B”)	-	-	4.42%	-	-

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

September 30, 2025
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

On August 1, 2024, the Company began to publicly offer on a continuous basis of up to $2.5 billion in Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to a registered offering (the "Offering"). As of September 30, 2025, the Company had not offered or sold any of its Class D shares.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, the Company had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Offering Expenses

The Company's offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company's registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses were incurred by the Adviser until the commencement of the Offering. Upon commencement of its Offering on August 1, 2024, the Company recognized $3,538 of offering expenses previously incurred by the Adviser on behalf of the Company. Any offering expenses incurred by the Company, including reimbursements to the Adviser, are recorded as deferred offering costs on the Consolidated Statements of Assets and Liabilities and subsequently amortized to expenses on the Company's Consolidated Statements of Operations over 12 months. The Company’s reimbursement of offering expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement. As of September 30, 2025 and December 31, 2024, the Company had $396 and $2,202 of offering expenses, respectively, capitalized on the Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2025, the Company amortized $502 and $2,523 of offering expenses, respectively. For the three and nine months ended September 30, 2024, the Company amortized $597 of offering expenses.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2025 the Company is subject to potential examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company's inception in 2023.

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

New Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.

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

For the three and nine months ended September 30, 2025, the Company incurred administrative services expenses of $334 and $1,003, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred administrative services expenses of $357 and $1,195, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, $247 and $229, respectively, were payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Investment Advisory and Management Agreement

On May 3, 2023, the Company entered into an investment advisory and management agreement with the Adviser and on September 5, 2023 and August 27, 2024 amended and restated such investment advisory and management agreement (as amended and restated, the “Investment Advisory and Management Agreement”). Under the terms of the Investment Advisory and Management Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory and Management Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory and Management Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below. The Adviser waived its base management fee from inception through April 30, 2024 and began charging its base management fee on the value of the Company’s net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. The Adviser voluntarily agreed to waive incentive fees from the Company's inception through September 30, 2025. In addition, the Adviser has also voluntarily waived its right to receive management and incentive fees related to the Company’s investment in WhiteHawk Evergreen Fund LP for any period in which this investment remains in the investment portfolio.

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

For the three and nine months ended September 30, 2025, the Company incurred management fees of $1,079 and $2,465, respectively, of which $16 and $40, respectively, were voluntarily waived by the Adviser. For the three and nine months ended September 30, 2024, the Company incurred management fees of $524 and $1,427, respectively, of which $7 and $576, respectively, were voluntarily waived by the Adviser. As of September 30, 2025 and December 31, 2024, $1,063 and $545 management fees, respectively, were unpaid.

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

For the three and nine months ended September 30, 2025, the Company incurred income incentive fees of $880 and $1,722, respectively, all of which were voluntarily waived by the Adviser. For the three and nine months ended September 30, 2024, the Company incurred income incentive fees of $0 and $686, respectively, all of which were voluntarily waived by the Adviser. As of September 30, 2025 and December 31, 2024, no income incentive fees were unpaid.

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

For the three and nine months ended September 30, 2025, the Company recorded (reversed) capital gains incentive fees of $(191) and $(6), respectively. Because the Adviser has agreed to voluntarily waive all incentive fees through September 30, 2025, for the three and nine months ended September 30, 2025, the Company recorded (reversed) a corresponding waiver of capital gains incentive fees of $191 and $6, respectively. For the three and nine months ended September 30, 2024, the Company recorded (reversed) capital gains incentive fees of $(26) and $25, respectively. Because the Adviser has agreed to voluntarily waive all incentive fees through September 30, 2024, for the three and nine months ended September 30, 2024, the Company recorded (reversed) a corresponding waiver of capital gains incentive fees of $26 and $(25), respectively. As of September 30, 2025 and December 31, 2024, no capital gains incentive fees remain outstanding.

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

For the three and nine months ended September 30, 2025, the Company incurred shareholder servicing and/or distribution fees of $0.1 and $0.2, respectively, which were attributable to Class S shares. For the three and nine months ended September 30, 2024, the Company has not incurred any expenses in connection with the Intermediary Manager Agreement. As of September 30, 2025 and December 31, 2024, there was $0.04 and no shareholder servicing and/or distribution fees payable to the Intermediary Manager, respectively.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments for the nine months ended September 30, 2025 and 2024:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
January 31, 2025	$717	$-	$-	$717	2.69%	7.09%	1/31/2028
February 28, 2025	$645	$-	$-	$645	2.09%	7.10%	2/29/2028
March 31, 2025	$610	$-	$-	$610	1.77%	7.11%	3/31/2028
April 30, 2025	$714	$-	$-	$714	2.34%	7.14%	4/30/2028
May 31, 2025	$610	$-	$-	$610	1.22%	7.18%	5/31/2028
June 30, 2025	$698	$-	$-	$698	1.55%	7.13%	6/30/2028
July 31, 2025	$460	$-	$-	$460	1.27%	7.07%	7/31/2028
August 31, 2025	$320	$-	$-	$320	1.27%	7.08%	8/31/2028
September 30, 2025	$334	$-	$-	$334	0.97%	7.06%	9/30/2028

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
May 31, 2024	$217	$-	$-	$217	1.66%	7.17%	5/31/2027
June 30, 2024	$197	$-	$-	$197	1.45%	7.09%	6/30/2027
July 31, 2024	$223	$-	$-	$223	1.67%	7.12%	7/31/2027
August 31, 2024	$2,077	$-	$-	$2,077	1.77%	7.14%	8/31/2027
September 30, 2024	$520	$-	$-	$520	1.55%	7.15%	9/30/2027

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

As of September 30, 2025, $428 was included as a receivable from the Adviser in Other Assets on the Company's Consolidated Statements of Assets and Liabilities, reflecting the expense support payments payable net of unpaid organizational costs and offering costs payable to the Adviser under the Expense Support Agreement and operating expenses incurred by the Adviser on behalf of the Company.

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

Investments at fair value consisted of the following (in thousands):

	As of September 30, 2025			As of December 31, 2024
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$276,979	$279,167	$2,188	$135,527	$136,018	$491
Unitranche First Lien	297,457	299,535	2,078	129,772	130,616	844
Unitranche First Lien - Last Out	2,604	2,651	47	3,605	3,479	(126)
Senior Secured Second Lien	9,906	9,900	(6)	-	-	-
Unsecured Debt	3,346	3,512	166	3,015	3,176	161
Equity	8,035	10,499	2,464	3,612	4,260	648
LLC/LP Equity Interests	8,500	8,798	298	4,500	4,612	112
Total Investments	$606,827	$614,062	$7,235	$280,031	$282,161	$2,130

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of September 30, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
Health Care Equipment and Services	$146,857	23.9%	$65,098	23.1%
Software and Services	104,522	17.0	68,914	24.3
Commercial and Professional Services	71,988	11.7	45,829	16.2
Financial Services	46,200	7.5	7,419	2.6
Consumer Services	44,618	7.3	9,607	3.4
Pharmaceuticals, Biotechnology and Life Sciences	33,388	5.4	11,161	4.0
Capital Goods	31,367	5.1	13,435	4.8
Telecommunication Services	28,286	4.6	1,488	0.5
Materials	28,030	4.6	14,925	5.3
Consumer Discretionary Distribution and Retail	18,191	3.0	6,974	2.5
Diversified Financials	13,328	2.2	8,777	3.1
Media and Entertainment	12,083	1.9	3,283	1.2
Insurance	11,225	1.8	15,026	5.3
Consumer Durables and Apparel	6,012	1.0	1,552	0.6
Transportation	5,924	1.0	745	0.3
Food, Beverage and Tobacco	5,248	0.9	3,164	1.1
Energy	3,582	0.6	4,136	1.5
Real Estate Management and Development	3,213	0.5	628	0.2
Total Investments	$614,062	100.0%	$282,161	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of September 30, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
United States	$565,574	92.1%	$264,160	93.6%
Netherlands	12,415	2.0	7,860	2.8
Switzerland	12,079	2.0	-	-
United Kingdom	10,431	1.7	6,327	2.2
Australia	4,376	0.7	3,814	1.4
Canada	4,135	0.7		-
France	2,459	0.4	-	-
Ireland	1,411	0.2	-	-
Germany	1,059	0.2	-	-
Finland	123	0.0	-	-
Total Investments	$614,062	100.0%	$282,161	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$216,055	$63,112	$279,167
Unitranche First Lien	—	—	299,535	299,535
Unitranche First Lien – Last Out	—	—	2,651	2,651
Senior Secured Second Lien	—	—	9,900	9,900
Unsecured Debt	—	—	3,512	3,512
Equity	—	—	10,499	10,499
Subtotal	$—	$216,055	$389,209	$605,264
Investments Measured at NAV (1)	—	—	—	8,798
Total Investments	$—	$216,055	$389,209	$614,062

The following table presents fair value measurements of investments as of December 31, 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$104,359	$31,659	$136,018
Unitranche First Lien	—	—	130,616	130,616
Unitranche First Lien – Last Out	—	—	3,479	3,479
Unsecured Debt	—	—	3,176	3,176
Equity	—	—	4,260	4,260
Subtotal	$—	$104,359	$173,190	$277,549
Investments Measured at NAV (1)	—	—	—	4,612
Total Investments	$—	$104,359	$173,190	$282,161

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2025 and 2024 based off of the fair value hierarchy as of September 30, 2025 and September 30, 2024, respectively (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First Lien - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity	Total
Balance as of December 31, 2024	$31,659	$134,095	$-	$-	$3,176	$4,260	$173,190
Amortized discounts/premiums	157	337	(20)	6	5	-	485
Paid in-kind interest	-	733	-	-	325	-	1,058
Net realized gain (loss)	(286)	76	-	-	-	-	(210)
Net change in unrealized appreciation (depreciation)	1,270	1,376	47	(6)	5	1,819	4,511
Purchases	60,189	172,870	2,624	9,900	1	4,420	250,004
Sales/principal repayments/paydowns	(28,131)	(9,947)	-	-	-	-	(38,078)
Transfers in	-	-	-	-	-	-	-
Transfers out	(1,746)	(5)	-	-	-	-	(1,751)
Balance as of September 30, 2025	$63,112	$299,535	$2,651	$9,900	$3,512	$10,499	$389,209
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	1,767	1,424	47	(6)	5	1,819	5,056

During the nine months ended September 30, 2025, the Company recorded $1,751 in transfers out from Level 3 to Level 2 due to an increase in observable inputs in market data. During the nine months ended September 30, 2025, the Company recorded no transfers from Level 2 to Level 3.

	Senior Secured First Lien	Unitranche First Lien	Unsecured debt	Equity	Total
Balance as of December 31, 2023	$14,649	$30,367	$-	$1,369	$46,385
Amortized discounts/premiums	76	250	1	-	327
Paid in-kind interest	-	89	127	-	216
Net realized gain (loss)	9	6	-	-	15
Net change in unrealized appreciation (depreciation)	615	893	160	80	1,748
Purchases	30,628	87,051	2,779	946	121,404
Sales/principal repayments/paydowns	(4,928)	(15,606)	-	-	(20,534)
Transfers out	(2,338)	-	-	-	(2,338)
Balance as of September 30, 2024	$38,711	$103,050	$3,067	$2,395	$147,223
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	593	1,185	160	80	2,018

During the nine months ended September 30, 2024, the Company recorded $2,338 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of September 30, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$43,899	Discounted Cash Flows	Discount Rate	6.1%	-	9.8%	(8.3%)
	14,505	Transaction Precedent	Transaction Price			N/A
	4,708	Broker Quoted	Broker Quote			N/A
	$63,112

Unitranche First Lien	$226,821	Discounted Cash Flows	Discount Rate	7.6%	-	14.9%	(9.7%)
	70,872	Transaction Precedent	Transaction Price			N/A
	1,842	Broker Quoted	Broker Quote			N/A
	$299,535

Unitranche First Lien - Last Out	$2,651	Discounted Cash Flows	Discount Rate	7.5%	-	12.8%	(12.5%)
	$2,651

Senior Secured Second Lien	$9,900	Transaction Precedent	Transaction Price			N/A
	$9,900

Unsecured Debt	$3,512	Discounted Cash Flows	Discount Rate			13.7%
	$3,512

Equity	$8,075	Enterprise Value	Comparable EBITDA Multiple	7.8x	-	26.6x	(19.4x)
	2,424	Transaction Precedent	Transaction Price			N/A
	$10,499

Total	$389,209

Security Type	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$18,313	Discounted Cash Flows	Discount Rate	9.6%	-	10.4%	(10.0%)
	13,346	Broker Quoted	Broker Quote			N/A
	$31,659

Unitranche First Lien	$116,024	Discounted Cash Flows	Discount Rate	8.9%	-	12.2%	(10.1%)
	14,592	Broker Quoted	Broker Quote			N/A
	$130,616

Unitranche First Lien - Last Out	$3,479	Discounted Cash Flows	Discount Rate	11.2%	-	11.2%	(11.2%)
	$3,479

Unsecured Debt	$3,176	Discounted Cash Flows	Discount Rate	13.3%	-	13.3%	(13.3%)
	$3,176

Equity	4,260	Enterprise Value	Comparable EBITDA Multiple	11.1x	-	27.4x	(20.0x)
	$4,260

Total	$173,190

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

Note 6. Debt

Debt consisted of the following:

	As of September 30, 2025				As of December 31, 2024
(in $ thousands)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)
JPM Funding Facility	$375,000	$188,269	$186,731	$188,269	$150,000	$111,979	$38,021	$111,979
JPM Funding Facility II	100,000	72,000	28,000	72,000	-	-	-	-
Total Debt	$475,000	$260,269	$214,731	$260,269	$150,000	$111,979	$38,021	$111,979
(1)
The amount available is subject to any limitations related to the credit facility borrowing base.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of September 30, 2025 and December 31, 2024, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2025 and 2024 was 7.11% and 9.33%, respectively. The weighted average borrowing outstanding for the nine months ended September 30, 2025 and 2024 was $165,937 and $61,223, respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of September 30, 2025 and December 31, 2024, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of September 30, 2025 and December 31, 2024, the Company was in compliance with the terms and covenants of its debt arrangements.

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

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower, which are not available to the creditors of the Company. The interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.13%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower pays, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

Costs incurred in connection with obtaining the JPM Funding Facility were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility on a straight-line basis. As of September 30, 2025 and December 31, 2024, deferred financing costs related to the JPM Funding Facility were $2,599 and $1,413, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities. See Note 11 for a subsequent event relating to the JPM Funding Facility.

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

The obligations of the Borrower II under the JPM Funding Facility II are secured by substantially all assets held by the Borrower II, which are not available to the creditors of the Company. The interest rate charged on the JPM Funding Facility II is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 1.35%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility II. In addition, the Borrower II pays, among other fees, a commitment fee on the undrawn balance. The JPM Funding Facility II includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Costs incurred in connection with obtaining the JPM Funding Facility II were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility II on a straight-line basis. As of September 30, 2025 and December 31, 2024, deferred financing costs related to the JPM Funding Facility II were $534 and $0, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities. See Note 11 for a subsequent event relating to the JPM Funding Facility II.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by our credit facilities were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in $ thousands)	2025	2024	2025	2024
Borrowing interest expense	$3,317	$1,918	$7,562	$3,619
Unused facility fees	480	42	847	204
Amortization of financing costs	261	89	535	269
Administrative fee	-	44	-	196
Total interest and other debt financing costs	$4,058	$2,093	$8,944	$4,288
Weighted average outstanding balance	$223,064	$97,168	$165,937	$61,223

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of September 30, 2025		As of December 31, 2024
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment	Commitment Expiration Date (1)	Unfunded Commitment
Accession Risk Management (5)	Delayed Draw Term Loan	n/a	-	11/1/2029	5
Accurate Finance Sub, LLC (3)	Delayed Draw Term Loan	9/2/2027	300	n/a	-
Accurate Finance Sub, LLC (3)	Revolver	9/2/2032	150	n/a	-
Americana Partners LLC	Delayed Draw Term Loan	5/2/2027	1,925	n/a	-
Americana Partners LLC (3)	Revolver	5/2/2031	425	n/a	-
Ancora Bidco PTY LTD (7)	Delayed Draw Term Loan	5/6/2027	718	5/6/2027	671
Angels of Care (3)	Revolver	2/11/2030	400	2/11/2030	400
Angels of Care (5)	Delayed Draw Term Loan	2/9/2026	576	2/9/2026	850
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	7/25/2027	6,870	n/a	-
Arrow Management Acquisition, LLC (3)	Revolver	7/25/2032	2,290	n/a	-
Avalign Technologies, Inc. (3)	Revolver	12/20/2028	646	12/20/2028	645
Avidity Acquisition B.V. (5)	Delayed Draw Term Loan	3/4/2029	29	n/a	-
Bonterra LLC (3)	Revolver	3/5/2032	1,145	n/a	-
Bonterra LLC (5)	Delayed Draw Term Loan	3/6/2027	1,347	n/a	-
Bristol Hospice (3)	Revolver	8/26/2032	2,313	n/a	-
BVI Medical Inc. (3)	Delayed Draw Term Loan	9/7/2027	354	n/a	-
BVI Medical Inc. (3)	Revolver	3/7/2032	657	n/a	-
C-4 Analytics (3)	Revolver	5/14/2030	525	5/14/2030	525
C-4 Analytics (5)	Delayed Draw Term Loan	5/14/2026	1,850	5/14/2026	1,850
Career Certified LLC (3)	Revolver	2/19/2031	100	n/a	-
Career Certified LLC (5)	Delayed Draw Term Loan	2/19/2027	150	n/a	-
Cary Street Partners (3)	Revolver	5/30/2031	350	n/a	-
Cary Street Partners (5)	Delayed Draw Term Loan	5/30/2027	2,850	n/a	-
CCI Buyer, Inc (3)	Revolver	5/13/2032	1,653	n/a	-
Clydesdale Acquisition Holdings, Inc.	Delayed Draw Term Loan	4/1/2032	38	n/a	-
CMG Holdco (3)	Revolver	10/31/2028	480	10/31/2028	438
CMG Holdco (3)	Revolver	11/19/2030	702	n/a	-
CMG Holdco (5)	Delayed Draw Term Loan	10/31/2028	395	10/31/2028	664
CMG Holdco (5)	Delayed Draw Term Loan	10/31/2028	617	10/31/2028	617
CMG Holdco (5)	Delayed Draw Term Loan	7/17/2027	4,430	n/a	-
Concord III, LLC (3)	Revolver	12/20/2028	81	12/20/2028	163
Duraserv LLC (3)	Delayed Draw Term Loan	6/10/2026	-	6/10/2026	899
Duraserv LLC (3)	Delayed Draw Term Loan	6/10/2026	1,604	n/a	-
Duraserv LLC (3)	Revolver	6/10/2030	893	6/10/2030	893
Enverus (3)	Revolver	12/24/2029	323	12/24/2029	328

Enverus (5)	Delayed Draw Term Loan	12/22/2025	59	12/22/2025	222
Essential Services Holding Corporation (3)	Revolver	6/17/2030	372	6/17/2030	465
Essential Services Holding Corporation (5)	Delayed Draw Term Loan	6/17/2026	744	6/17/2026	744
Evergreen IX Borrower 2023, LLC (3)	Revolver	9/29/2029	500	9/29/2029	500
Formulations Parent Corporation (3)	Revolver	n/a	-	11/15/2029	550
Galway Borrower, LLC (3)	Revolver	9/30/2028	572	9/30/2028	661
Galway Borrower, LLC (3)	Delayed Draw Term Loan	2/7/2026	4,604	2/7/2026	5,396
GB Eagle Buyer, Inc. (3)	Revolver	12/1/2030	321	12/1/2030	513
GB Eagle Buyer, Inc. (5)	Delayed Draw Term Loan	12/1/2030	1,282	12/1/2030	1,282
Granicus, Inc. (3)	Revolver	1/17/2031	548	1/17/2031	548
Granicus, Inc. (3)	Delayed Draw Term Loan	8/2/2026	140	8/2/2026	140
Granicus, Inc. (3)	Term Loan	1/17/2031	9	n/a	-
Halo Buyer Inc (3)	Revolver	8/7/2029	422	n/a	-
Hamsard 3778 Limited (9)	Delayed Draw Term Loan	10/28/2031	591	10/28/2031	550
Hanger, Inc. (10)	Delayed Draw Term Loan	10/23/2031	103	10/23/2031	26
Headlands Buyer, Inc. (3)	Delayed Draw Term Loan	9/29/2027	2,747	n/a	-
Headlands Buyer, Inc. (3)	Revolver	9/29/2032	1,283	n/a	-
HPOne	Delayed Draw Term Loan	8/18/2027	1,200	n/a	-
HPOne (3)	Revolver	8/18/2031	3,000	n/a	-
Iris Buyer, LLC (3)	Revolver	10/2/2029	404	10/2/2029	505
Iris Buyer, LLC (5)	Delayed Draw Term Loan	10/2/2030	-	10/2/2030	171
Iris Buyer, LLC (5)	Delayed Draw Term Loan	10/2/2030	628	n/a	-
IVX Health Merger Sub, Inc. (3)	Revolver	6/7/2030	1,408	6/7/2030	1,408
King Risk Partners LLC (3)	Revolver	4/23/2031	450	n/a	-
King Risk Partners LLC (4)	Delayed Draw Term Loan	4/23/2027	1,849	n/a	-
Landscape Workshop LLC (3)	Revolver	5/16/2031	3,016	n/a	-
Landscape Workshop LLC (5)	Delayed Draw Term Loan	5/16/2027	4,230	n/a	-
Lawn Star Buyer, LLC (2)	Revolver	6/2/2031	700	n/a	-
LTC Ally Inc (3)	Revolver	4/30/2031	160	n/a	-
Marlabs (3)	Revolver	8/5/2030	329	n/a	-
Marlabs (5)	Delayed Draw Term Loan	2/5/2028	1,350	n/a	-
MB2 Dental (3)	Revolver	2/13/2031	384	2/13/2031	384
MB2 Dental (5)	Delayed Draw Term Loan	2/13/2026	1,044	2/13/2026	1,528
MB2 Dental (5)	Delayed Draw Term Loan	2/13/2027	357	2/13/2027	357
Medical Review Institute of America (3)	Revolver	7/1/2030	592	7/1/2030	800
Medicus IT (3)	Revolver	7/9/2030	1,100	7/9/2030	1,100
Medicus IT (3)	Revolver	6/30/2032	882	n/a	-
Medicus IT (5)	Delayed Draw Term Loan	6/30/2027	262	n/a	-

Medicus IT (5)	Delayed Draw Term Loan	7/9/2026	2,800	7/9/2026	2,800
Net Health Acquisition Corp. (3)	Revolver	7/5/2031	1,136	7/5/2031	954
Numera	Delayed Draw Term Loan	8/29/2032	300	n/a	-
Numera (3)	Revolver	8/29/2032	100	n/a	-
Olyos (6)	Delayed Draw Term Loan	6/26/2028	4,700	n/a	-
Online Labels Group, LLC (3)	Revolver	12/19/2029	200	12/19/2029	200
Online Labels Group, LLC (5)	Delayed Draw Term Loan	12/19/2025	88	12/19/2025	175
Online Labels Group, LLC (5)	Delayed Draw Term Loan	12/19/2025	175	12/19/2025	175
Parts Town	Term Loan	4/16/2030	55	n/a	-
Parts Town (5)	Delayed Draw Term Loan	4/16/2026	318	4/16/2026	374
Pegasus Steel (5)	Delayed Draw Term Loan	1/19/2026	197	n/a	-
Pegasus Steel (5)	Delayed Draw Term Loan	1/19/2026	343	1/19/2026	343
Pegasus Steel (5)	Delayed Draw Term Loan	1/19/2026	431	n/a	-
Pitch MidCo B.V. (7)	Delayed Draw Term Loan	4/26/2028	1,412	4/26/2028	1,484
Premier Care Dental Management, LLC	Delayed Draw Term Loan	7/16/2027	8,063	n/a	-
Pye-Barker Fire & Safety, LLC (3)	Revolver	5/24/2030	758	5/24/2030	758
Rightworks LLC (3)	Revolver	5/21/2029	285	n/a	-
RN Enterprises, LLC (3)	Revolver	10/17/2031	873	10/17/2031	885
RN Enterprises, LLC (5)	Delayed Draw Term Loan	10/17/2026	1,572	10/17/2026	1,747
RWA Wealth Partners, LLC. (3)	Revolver	11/15/2030	383	11/15/2030	400
RWA Wealth Partners, LLC. (4)	Delayed Draw Term Loan	11/15/2026	1,232	11/15/2026	1,313
Saarni (8)	Delayed Draw Term Loan	3/19/2032	5	n/a	-
Solvias AG LP (3)	Revolver	2/27/2032	1,579	n/a	-
The Hilb Group, LLC (3)	Delayed Draw Term Loan	10/31/2026	1,119	10/31/2026	1,336
The Hilb Group, LLC (3)	Revolver	10/31/2031	619	10/31/2031	619
Tropolis Holdings LLC (3)	Revolver	2/28/2031	100	n/a	-
Tropolis Holdings LLC (5)	Delayed Draw Term Loan	3/1/2027	55	n/a	-
UHY Advisors , Inc. (3)	Revolver	11/21/2031	415	11/21/2031	450
UHY Advisors , Inc. (4)	Delayed Draw Term Loan	11/21/2026	1,663	11/21/2026	1,775
Unosquare, LLC (3)	Revolver	6/2/2031	550	n/a	-
Unosquare, LLC (5)	Delayed Draw Term Loan	6/2/2027	1,400	n/a	-
USALCO	Delayed Draw Term Loan	9/30/2031	117	9/30/2031	45
Van Der Steen (9)	Revolver	5/7/2028	-	5/7/2028	1,137
Vital Care Buyer, LLC (3)	Revolver	7/30/2031	283	7/30/2031	283
WCT Group Holdings, LLC (3)	Revolver	12/12/2029	457	12/12/2029	457
WCT Group Holdings, LLC (3)	Delayed Draw Term Loan	8/25/2027	1,943	n/a	-
WCT Group Holdings, LLC (5)	Revolver	12/12/2029	229	n/a	-
Total			$110,783		$44,508

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

As of September 30, 2025, pursuant to subscription agreements entered into between the Company and Sun Life, BK Canada, Scotia Private Credit Pool and Crescent and shares issued through its public offering that commenced on August 1, 2024, the Company issued approximately 13,983,091 of its Class I shares and approximately 2,307 of its Class S shares and raised gross proceeds of approximately $369,199 and $62, respectively.

The following table summarizes transactions in common shares during the periods noted.

	For the nine months ended September 30, 2025		For the nine months ended September 30, 2024
(in $ thousands except share amounts)	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	7,305,335	$197,604	2,292,549	$60,570
Share transfers between classes	-	-	-	-
Distributions reinvested	-	-	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	7,305,335	$197,604	2,292,549	$60,570
CLASS S
Subscriptions	2,234	$60	-	$-
Share transfers between classes	-	-	-	-
Distributions reinvested	73	2	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	2,307	$62	-	$-

Net Asset Value per Share and Offering Price

The following table summarizes each month-end NAV per share for Class I and Class S shares of beneficial interest for the period from January 1, 2024 through September 30, 2025. As of September 30, 2025 and December 31, 2024, the Company had not sold any of its Class D shares.

Date	Class I	Class S
January 31, 2024	$26.24	$-
February 29, 2024	26.45	-
March 31, 2024	26.68	-
April 30, 2024	26.79	-
May 31, 2024	27.09	-
June 30, 2024	26.95	-
July 31, 2024	26.89	-
August 31, 2024	26.83	-
September 30, 2024	26.95	-
October 31, 2024	27.00	-
November 30, 2024	26.99	-
December 31, 2024	27.06	-
January 31, 2025	27.03	-
February 28, 2025	26.99	-
March 31, 2025	26.88	-
April 30, 2025	26.76	26.76
May 31, 2025	26.92	26.92
June 30, 2025	27.14	27.14
July 31, 2025	27.11	27.11
August 31, 2025	27.20	27.20
September 30, 2025	27.02	27.02

Distributions

The Company declared monthly regular and special distributions for its Class I shares and Class S shares. The following table presents the monthly regular and special distributions that were declared and payable during the nine months ended September 30, 2025.

(in $ thousands, except per share amounts)			Class I Distributions			Class S Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1,119
January 31, 2025	January 29, 2025	February 27, 2025	0.06	419	(1)
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1,119
February 28, 2025	February 24, 2025	March 27, 2025	0.06	419	(1)
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1,119
March 31, 2025	March 26, 2025	April 28, 2025	0.06	419	(1)
April 30, 2025	April 28, 2025	May 28, 2025	0.16	1,509		$0.14	$ 0
April 30, 2025	April 28, 2025	May 28, 2025	0.06	566	(1)	0.06	0	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.16	1,548		0.14	0
May 31, 2025	May 22, 2025	June 27, 2025	0.06	580	(1)	0.06	0	(1)
June 30, 2025	June 25, 2025	July 29, 2025	0.16	1,550		0.14	0
June 30, 2025	June 25, 2025	July 29, 2025	0.06	581	(1)	0.06	0	(1)
July 31, 2025	July 29, 2025	August 29, 2025	0.16	1,874		0.14	0
July 31, 2025	July 29, 2025	August 29, 2025	0.06	703	(1)	0.06	0	(1)
August 31, 2025	August 25, 2025	September 30, 2025	0.16	1,953		0.14	0
August 31, 2025	August 25, 2025	September 30, 2025	0.06	733	(1)	0.06	0	(1)
September 30, 2025	September 25, 2025	October 31, 2025	0.16	2,237		0.14	0
September 30, 2025	September 25, 2025	October 31, 2025	0.06	839	(1)	0.06	0	(1)
			$1.98	$19,287		$1.20	$2	(2)

(1) Represents a special distribution

(2) Totals may not add up due to rounding

The following table presents the monthly regular and special distributions that were declared and payable during the nine months ended September 30, 2024.

(in $ thousands, except per share amounts)			Class I Distributions			Class S Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount
June 30, 2024	June 27, 2024	July 26, 2024	$0.16	$951		$-	$-
June 30, 2024	June 27, 2024	July 26, 2024	0.07	416	(1)	-	-
July 31, 2024	July 26, 2024	August 27, 2024	0.16	959		-	-
July 31, 2024	July 26, 2024	August 27, 2024	0.07	421		-	-
August 31, 2024	August 27, 2024	September 27, 2024	0.16	1,003		-	-
August 31, 2024	August 27, 2024	September 27, 2024	0.07	439		-	-
September 30, 2024	September 27, 2024	October 28, 2024	0.16	1,003		-	-
September 30, 2024	September 27, 2024	October 28, 2024	0.07	439	(1)	-	-
			$0.92	$5,631		$-	$-

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

Share Repurchase Program

The Company has commenced a share repurchase program in which the Company intends, at the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding in each quarter. The Board may amend, suspend, or terminate the share repurchase program at any time if it deems such action to be in the best interest of the Company and its common stockholders. For example, in accordance with the directors’ duties to the Company, the Board may amend, suspend or terminate the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to the directors’ duties to the Company. All shares purchased by the Company in connection with the share repurchase program will be retired and thereafter will be authorized and unissued shares.

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

For the nine months ended September 30, 2025 and 2024, the Company repurchased no Common Shares.

Note 9. Financial Highlights

Below is the schedule of the Company’s financial highlights for the nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	For the nine months ended September 30, 2025		For the nine months ended September 30, 2024
	Class I	Class S	Class I	Class S
Per Share Data (6):
Net asset value, beginning of period	$27.06	$-	$26.11	$-
Capital contribution	-	26.88	-	-
Net investment income (1)	1.94	1.15	1.75	-
Net realized and unrealized gains on investments(1)(2)	0.00	0.19	0.01	-
Net increase in net assets resulting from operations	1.94	1.34	1.76	-
Distributions declared from net investment income(2)	(1.98)	(1.20)	(0.92)	-
Total increase (decrease) in net assets	(0.04)	27.02	0.84	-
Net asset value, end of period	$27.02	$27.02	$26.95	$-
Shares outstanding, end of period	13,983,091	2,307	6,270,349	-
Weighted average shares outstanding	9,756,756	2,019	5,702,184	-
Total return based on net asset value (3)	7.17%	4.99%	6.74%	-
Ratio/Supplemental Data:
Net assets, end of period	$377,877	$62	$169,000	$-
Ratio of total expenses (excluding expense support) to average net assets(4)(5)(7)	9.37%	9.40%	8.70%	-
Ratio of net expenses (excluding expense support and without incentive fees and interest and other debt expenses) to average net assets (7)	4.44%	4.67%	4.18%	-
Ratio of net investment income to average net assets(7)	10.41%	8.85%	8.99%	-
Ratio of interest and credit facility expenses to average net assets(7)	4.93%	4.72%	3.77%	-
Portfolio turnover (8)	28.84%	28.84%	21.07%	-
Asset coverage ratio	243%	243%	264%	-
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
(5)
The ratio of total expenses to average net assets in the table above includes the Adviser’s voluntary waivers of its right to receive the management, income and capital gains incentive fees. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets for Class I shares would have been 10.34% and 9.83%, respectively, for the nine months ended September 30, 2025 and 2024. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets for Class S shares would have been 10.51% for the nine months ended September 30, 2025.
(6)
Net asset information presented is related to Class I and Class S shares.
(7)
Annualized.

(8) Not annualized.

Note 10. Income Taxes

For the three and nine months ended September 30, 2025, the Company recognized $81 and $243 of excise taxes related to its status as a RIC, respectively. For the three and nine months ended September 30, 2024, the Company recognized $108 and $225 of excise taxes related to its status as a RIC, respectively. As of September 30, 2025, and December 31, 2024, $241 and $325 of accrued excise taxes remained payable, respectively.

For the three and nine months ended September 30, 2025, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of September 30, 2025 and December 31, 2024, no deferred tax assets or liabilities were recorded on the Consolidated Statements of Assets and Liabilities.

The Company's aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

	As of September 30, 2025	As of December 31, 2024
Tax Cost	$632,706	$291,995
Gross Unrealized Appreciation	$10,623	$3,945
Gross Unrealized Depreciation	(3,388)	(1,815)
Net Unrealized Investment Appreciation (Depreciation)	$7,235	$2,130

Note 11. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of September 30, 2025.

On October 1, 2025, the Company issued and sold approximately 172,095 Common Shares (consisting of 172,095 Class I shares) at an offering price of $27.02 per share, and received $4,650 as payment for such shares.

On October 17, 2025, the Company entered into a Loan and Security Agreement (the “JPM Funding Facility III”) that provides a secured credit facility of $575,000 with a reinvestment period ending October 17, 2028 and a final maturity date of October 17, 2030. The JPM Funding Facility III also provides for a feature that allows the overall size of the JPM Funding Facility III to be increased to a maximum of $875,000. The interest rate charged on the JPM Funding Facility III is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of (i) 1.35% (or 1.4693% in the case of borrowings in British Pounds) or (ii) 1.90% (or 2.0193% in the case of borrowings in British Pounds) depending on the nature of the advances being requested under the JPM Funding Facility III. In connection with the entry into the JPM Funding Facility III, the Company voluntarily prepaid all amounts outstanding under each of the JPM Funding Facility and the JPM Funding Facility II (together, the “Existing JPM Facilities”). In connection with such repayment, all obligations (including in respect of unfunded commitments) under the Existing JPM Facilities were terminated, and the related security interests and other liens on the assets securing such facilities were terminated and released.

On October 28, 2025, the Company announced the declaration of amounts per share set forth below for its Class I shares and S shares. The distributions for Class I shares and Class S shares are payable to shareholders of record as of the open of business on October 31, 2025 and will be paid on or about November 28, 2025. The distributions will be paid in cash or reinvested in the Class I shares and Class S shares, respectively, for stockholders participating in the Company’s distribution reinvestment plan.

	Gross Distribution	Special Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16000	$0.06000	$-	$0.22000
Class S Common Shares	0.16000	0.06000	0.01914	0.20086

On November 1, 2025, pursuant to the Offering, the Company received approximately $42,240 in subscriptions from third party unaffiliated investors. The purchase price per Class I share and Class S share will equal the Company’s net asset value per Class I share and Class S share, respectively, as of the last calendar day of October 2025 (the “October NAV”), which is generally expected to be available within 20 business days after November 1, 2025. At that time, the number of Class I shares and Class S shares issued to each investor based on the October NAV and such investor’s subscription amount will be determined and Class I shares and Class S shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, November 1, 2025.

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
•
the cost of calculating our net asset value (“NAV”);
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

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of September 30, 2025		As of December 31, 2024
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$279.2	45.5%	$136.0	48.3%
Unitranche First Lien	299.5	48.8	130.6	46.3
Unitranche First Lien - Last Out	2.7	0.4	3.5	1.2
Senior Secured Second Lien	9.9	1.6	-	-
Unsecured Debt	3.5	0.6	3.2	1.1
Equity	10.5	1.7	4.3	1.5
LLC/LP Equity Interests	8.8	1.4	4.6	1.6
Total Investments	$614.1	100.0%	$282.2	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
New investments at cost:
Senior Secured First Lien	$124.3	$10.4	$254.0	$81.2
Unitranche First Lien	65.0	38.7	172.9	94.1
Unitranche First Lien - Last Out	—	—	2.6	—
Senior Secured Second Lien	9.9	—	9.9	—
Unsecured Debt	0.1	0.1	—	2.8
Equity	2.4	4.5	4.4	0.9
LLC/LP Equity Interests	1.0	—	4.0	4.5
Total Investments	$202.7	$53.7	$447.8	$183.5
Proceeds from investments sold or repaid:
Senior Secured First Lien	$71.9	$10.3	$111.3	$25.1
Unitranche First Lien	3.8	15.0	9.9	15.6
Unitranche First Lien - Last Out	—	—	—	—
Senior Secured Second Lien	—	—	—	—
Unsecured Debt	—	—	—	—
Equity	—	—	—	—
LLC/LP Equity Interests	—	—	—	—
Total Proceeds	$75.7	$25.3	$121.2	$40.7
Net increase (decrease) in portfolio	$127.0	$28.4	$326.6	$142.8

The following table presents certain selected information regarding our investment portfolio:

	As of September 30, 2025	As of December 31, 2024
Weighted average yield on income producing securities (at cost) (1)	9.1%	9.5%
Percentage of debt bearing a floating rate (at fair value)	99.4%	98.8%
Percentage of debt bearing a fixed rate (at fair value)	0.6%	1.2%
Number of portfolio companies	194	133

(1) Includes performing debt and other income producing investments (excluding investments on non-accrual). As of September 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities.

($ in millions)	As of September 30, 2025				As of December 31, 2024
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$590.3	100.0%	$594.8	100.0%	$271.9	100.0%	$273.3	100.0%
Non-Accrual	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$590.3	100.0%	$594.8	100.0%	$271.9	100%	$273.3	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, we had no investments on non-accrual status.

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

($ in millions)	As of September 30, 2025		As of December 31, 2024
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$17.8	2.9%	$-	-%
2	589.4	96.0	274.9	97.4
3	6.9	1.1	7.3	2.6
4	-	-	-	-
5	-	-	-	-
Total	$614.1	100.0%	$282.2	100.0%

RESULTS OF OPERATIONS

Summarized statement of operations

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Total investment income	$13.6	$7.2	$30.8	$16.7
Total net expenses, including taxes	5.4	2.7	11.9	6.7
Net investment income	$8.2	$4.5	$18.9	$10.0
Net realized gain (loss) on investments	(1.8)	0.1	(2.4)	(0.2)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	0.2	(0.3)	2.4	0.4
Net realized and unrealized gains (losses)	$(1.6)	$(0.2)	$(0.0)	$0.2
Net increase (decrease) in net assets resulting from operations	$6.6	$4.3	$18.9	$10.2

Investment income

	For the three months ended September 30,		For the nine months ended September 30,
(in $ millions)	2025	2024	2025	2024
Interest from investments	$13.0	$6.9	$28.7	$16.2
Paid-in-kind interest	0.4	0.2	1.1	0.2
Dividend income	0.1	-	0.4	-
Other income	0.1	0.1	0.6	0.3
Total investment income	$13.6	$7.2	$30.8	$16.7

For the three and nine months ended September 30, 2025, total investment income, which includes interest income and accretion of OID, was $13.6 and $30.8 million, respectively. For the three and nine months ended September 30, 2024, total investment income, which includes interest income and accretion of OID, was $7.2 million and $16.7 million, respectively. The increase was primarily a result of an increase in the average size of our investment portfolio. We expect total investment income to continue to increase with the growing portfolio.

Net expenses

	For the three months ended September 30,		For the nine months ended September 30,
(in $ millions)	2025	2024	2025	2024
Interest and other debt financing costs	$4.1	$2.1	$8.9	$4.3
Offering costs	0.4	0.6	2.5	0.6
Organizational costs	-	1.5	-	1.5
Management fees	1.1	0.5	2.5	1.4
Income based incentive fees	0.9	-	1.7	0.7
Capital gains based incentive fees	(0.2)	0.0	(0.0)	0.0
Professional fees	0.2	0.1	0.8	0.6
Directors’ fees	0.1	0.0	0.1	0.1
Other general and administrative expenses	0.5	0.6	2.0	1.8
Total expenses	$7.1	$5.4	$18.5	$11.0
Management fees waiver	(0.0)	0.0	(0.0)	(0.6)
Income based incentive fees waiver	(0.9)	-	(1.7)	(0.7)
Capital gains based incentive fees waiver	0.2	0.0	0.0	0.0
Expense support reimbursement	(1.1)	(2.8)	(5.1)	(3.2)
Net expenses	$5.3	$2.6	$11.7	$6.5
Provision for excise taxes	0.1	0.1	0.2	0.2
Total	$5.4	$2.7	$11.9	$6.7

For the three and nine months ended September 30, 2025, total net expenses, including the impact of the fee waivers and expense support, were $5.4 million and $11.9 million, respectively. For the three and nine months ended September 30, 2024, total net expenses, including the impact of the fee waivers and expense support, were $2.7 million and $6.7 million, respectively. The increase was mainly driven by a larger investment portfolio attributable to new capital raised pursuant to the Offering and an increase in borrowings under our credit facilities. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Net investment income

For the three and nine months ended September 30, 2025, net investment income was $8.2 million and $18.9 million, respectively. For the three and nine months ended September 30, 2024, net investment income was $4.5 million and $10.0 million, respectively. Net investment income can vary substantially from period to period due to various factors including net deployment, credit facilities usage and market base rates. The increase was primarily a result of an increase in the average size of our investment portfolio.

Net realized and unrealized gains (losses) on investments

For the three and nine months ended September 30, 2025, we recorded net realized and unrealized appreciation (depreciation) on investments of $(1.6) million and $(0.0) million, respectively. For the three and nine months ended September 30, 2024, we recorded net realized and unrealized appreciation (depreciation) on investments of $(0.2) million and $0.2 million, respectively. The change in net unrealized gains on investments is primarily driven by the performance of our investment portfolio.

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

As of September 30, 2025, we had $33.4 million in cash and cash equivalents and $214.7 million of undrawn capacity on our credit facilities (as defined below) subject to borrowing base and other limitations. As of September 30, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on current cash, availability under our credit facility, short-term investments and ongoing principal repayments on debt investment assets.

As of September 30, 2025, we were in compliance with our asset coverage requirements under the Investment Company Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of September 30, 2025. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our NAV as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

	As of September 30, 2025				As of December 31, 2024
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)
JPM Funding Facility	$375.0	$188.3	$186.7	$188.3	$150.0	$112.0	$38.0	$112.0
JPM Funding Facility II	100.0	72.0	28.0	72.0	-	-	-	-
Total Debt	$475.0	$260.3	$214.7	$260.3	$150.0	$112.0	$38.0	$112.0

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

(3) As of September 30, 2025 and December 31, 2024, the carrying amount of the outstanding debt approximated fair value, unless otherwise noted.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2025 and 2024 was 7.11% and 9.33%, respectively. The weighted average borrowing outstanding for the nine months ended September 30, 2025 and 2024 was $165.9 million and $61.2 million, respectively. As of September 30, 2025 and December 31, 2024, the weighted average cost of debt was 6.24% and 7.10%, respectively.

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

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower, which are not available to our creditors. The interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.13%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower pays, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

See “Recent Developments” for a subsequent event relating to the JPM Funding Facility.

JPM Funding Facility II

On March 31, 2025, we entered into a Loan and Security Agreement (as amended, the “JPM Funding Facility II” and together with the JPM Funding Facility, the “credit facilities”), as servicer, with CPCI Funding SPV II, LLC, our wholly owned subsidiary (the “Borrower II”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $100.0 million with a reinvestment period ending September 30, 2027 and a final maturity date of March 31, 2028. The JPM Funding Facility II also provides for a feature that allows the Borrower II, under certain circumstances, to increase the overall size of the JPM Funding Facility II to a maximum of $200.0 million. We consolidate the Borrower II in our consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from the Borrower II.

The obligations of the Borrower II under the JPM Funding Facility II are secured by substantially all assets held by the Borrower II, which are not available to our creditors. The interest rate charged on the JPM Funding Facility II is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 1.35%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility II. In addition, the Borrower II pays, among other fees, a commitment fee on the undrawn balance. The JPM Funding Facility II includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. See “Recent Developments” for a subsequent event relating to the JPM Funding Facility II.

The summary of costs incurred in connection with our credit facilities is presented below:

	For the three months ended September 30,		For the nine months ended September 30,
(in $ millions)	2025	2024	2025	2024
Borrowing interest expense	$3.3	$1.9	$7.6	$3.6
Unused facility fees	0.5	0.0	0.8	0.2
Amortization of financing costs	0.3	0.1	0.5	0.3
Administrative fee	-	0.1	-	0.2
Total interest and other debt financing costs	$4.1	$2.1	$8.9	$4.3
Weighted average outstanding balance	$223.1	$97.2	$165.9	$61.2

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

As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 243% and 259%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6 “Debt” to our consolidated financial statements for more detail on the credit facilities.

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

The Private Placement Investors’ subscriptions were initially drawn down at a price of $25.00 per share, and subsequent subscriptions were priced at our current NAV at the time of contribution. Since our commencement of operations through September 30, 2025, we received $163.7 million of committed capital from the Private Placements, and in exchange therefore, we issued approximately 6,383,892 Class I shares to four stockholders, including the investment from our sole initial stockholder.

On August 1, 2024, we held the first closing in our public offering on a continuous basis of up to $2.5 billion in Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to our Registration Statement on Form N-2 (File No. 333-268622) that was declared effective by the SEC on September 29, 2023 (the “Offering”). As of September 30, 2025, pursuant to the Private Placements and our Offering that commenced on August 1, 2024, and including shares issued through our distribution reinvestment plan, we have issued approximately 13,985,398 Class I and Class S shares and raised gross proceeds of approximately $369.3 million since inception through September 30, 2025. As of September 30, 2025, we have not offered or sold any of our Class D shares. See “Recent Developments” for details on a subsequent issuance of shares.

The following table summarizes transactions in common shares for periods listed.

	For the nine months ended September 30, 2025		For the nine months ended September 30, 2024
(in $ millions except share amounts)	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	7,305,335	$197.6	2,292,549	$61.0
Share transfers between classes	-	-	-	-
Distributions reinvested	-	-	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	7,305,335	$197.6	2,292,549	$61.0
CLASS S
Subscriptions	2,234	$0.1	-	$-
Share transfers between classes	-	-	-	-
Distributions reinvested	73	0.0	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	2,307	$0.1	-	$-

The following table lists the Common Shares issued and total consideration for both the Offering and the Private Placements as of September 30, 2025. The table below does not include Common Shares issued through our distribution reinvestment plan. We intend to continue selling Common Shares in the Offering on a monthly basis.

(dollar amounts in millions)	Common Shares issued	Total consideration
Registered Offering:
Class I	7,599,200	$205.5
Class S	2,234	0.1
Class D	—	—
Private Placements:
Class I	6,383,892	$163.7
Class S	—	—
Class D	—	—
Total:	13,985,326	$369.3

See “Recent Developments” for a subsequent event related to subscriptions pursuant to the Offering.

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

We declared monthly regular and special distributions for our Class I shares and Class S shares. The following table presents the monthly regular and special distributions that were declared and payable for the nine months ended September 30, 2025.

(in $ millions, except per share amounts)			Class I Distributions			Class S Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1.1
January 31, 2025	January 29, 2025	February 27, 2025	0.06	0.4	(1)
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1.1
February 28, 2025	February 24, 2025	March 27, 2025	0.06	0.4	(1)
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1.1
March 31, 2025	March 26, 2025	April 28, 2025	0.06	0.4	(1)
April 30, 2025	April 28, 2025	May 28, 2025	0.16	1.5		$0.14	$ 0.0
April 30, 2025	April 28, 2025	May 28, 2025	0.06	0.6	(1)	0.06	0.0	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.16	1.6		0.14	0.0
May 31, 2025	May 22, 2025	June 27, 2025	0.06	0.6	(1)	0.06	0.0	(1)
June 30, 2025	June 25, 2025	July 29, 2025	0.16	1.6		0.14	0.0
June 30, 2025	June 25, 2025	July 29, 2025	0.06	0.6	(1)	0.06	0.0	(1)
July 31, 2025	July 29, 2025	August 29, 2025	0.16	1.9		0.14	0.0
July 31, 2025	July 29, 2025	August 29, 2025	0.06	0.7	(1)	0.06	0.0	(1)
August 31, 2025	August 25, 2025	September 30, 2025	0.16	2.0		0.14	0.0
August 31, 2025	August 25, 2025	September 30, 2025	0.06	0.7	(1)	0.06	0.0	(1)
September 30, 2025	September 25, 2025	October 31, 2025	0.16	2.2		0.14	0.0
September 30, 2025	September 25, 2025	October 31, 2025	0.06	0.8	(1)	0.06	0.0	(1)
			$1.98	$19.3		$1.20	$0.0	(2)
(1)
Represents a special distribution
(2)
Totals may not add up due to rounding

The following table presents the monthly regular and special distributions that were declared and payable for the nine months ended September 30, 2024.

(in $ millions, except per share amounts)			Class I Distributions			Class S Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount
June 30, 2024	June 27, 2024	July 26, 2024	$0.16	$1.0		$-	$-
June 30, 2024	June 27, 2024	July 26, 2024	0.07	0.4	(1)	-	-
July 31, 2024	July 26, 2024	August 27, 2024	0.16	1.0		-	-
July 31, 2024	July 26, 2024	August 27, 2024	0.07	0.4	(1)	-	-
August 31, 2024	August 27, 2024	September 27, 2024	0.16	1.0		-	-
August 31, 2024	August 27, 2024	September 27, 2024	0.07	0.4	(1)	-	-
September 30, 2024	September 27, 2024	October 28, 2024	0.16	1.0		-	-
September 30, 2024	September 27, 2024	October 28, 2024	0.07	0.4	(1)	-	-
			$0.92	$5.6		$-	$-

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

Share Repurchase Program

We have commenced a share repurchase program in which we intend, at the discretion of our Board, to offer to repurchase up to 5% of our Common Shares outstanding in each quarter. Our Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interests and those of our common stockholders. For example, in accordance with our directors' duties to the Company, our Board may amend, suspend or terminate the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to our directors’ duties to us. All shares purchased by us in connection with the share repurchase program will be retired and thereafter will be authorized and unissued shares.

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

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2025 and December 31, 2024 we had aggregate unfunded commitments totaling $110.8 million and $44.5 million, respectively. See Note 7 “Commitments and Contingencies” to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On October 1, 2025, we issued and sold approximately 172,095 Common Shares (consisting of 172,095 Class I shares) at an offering price of $27.02 per share, and received $4.7 million as payment for such shares.

On October 28, 2025, we announced the declaration of amounts per share set forth below for our Class I shares and Class S shares. The distributions for Class I shares and Class S shares are payable to shareholders of record as of the open of business on October 31, 2025 and will be paid on or about November 28, 2025. The distributions will be paid in cash or reinvested in the Class I shares or Class S shares, as applicable, for stockholders participating in the Company’s distribution reinvestment plan.

	Gross Distribution	Special Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16000	$0.06000	$-	$0.22000
Class S Common Shares	0.16000	0.06000	0.01914	0.20086

On October 17, 2025, we entered into a Loan and Security Agreement (the “JPM Funding Facility III”) that provides a secured credit facility of $575.0 million with a reinvestment period ending October 17, 2028 and a final maturity date of October 17, 2030. The JPM Funding Facility III also provides for a feature that allows the overall size of the JPM Funding Facility III to be increased to a maximum of $875.0 million. The interest rate charged on the JPM Funding Facility III is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of (i) 1.35% (or 1.4693% in the case of borrowings in British Pounds) or (ii) 1.90% (or 2.0193% in the case of borrowings in British Pounds) depending on the nature of the advances being requested under the JPM Funding Facility III. In connection with the entry into the JPM Funding Facility III, we voluntarily prepaid all amounts outstanding under each of the JPM Funding Facility and the JPM Funding Facility II (together, the “Existing JPM Facilities”). In connection with such repayment, all obligations (including in respect of unfunded commitments) under the Existing JPM Facilities were terminated, and the related security interests and other liens on the assets securing such facilities were terminated and released.

On November 1, 2025, pursuant to the Offering, we received approximately $42.2 million in subscriptions from third party unaffiliated investors. The purchase price per Class I share and Class S share will equal the Company’s net asset value per Class I share and Class S share, respectively, as of the last calendar day of October 2025 (the “October NAV”), which is generally expected to be available within 20 business days after November 1, 2025. At that time, the number of Class I shares and Class S shares issued to each investor based on the October NAV and such investor’s subscription amount will be determined and Class I shares and Class S shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, November 1, 2025.

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

As of September 30, 2025, 99.4% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statement of Assets and Liabilities as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	$6.0	2.6	$3.4
Up 75 basis points	4.5	2.0	2.5
Up 50 basis points	3.0	1.3	1.7
Up 25 basis points	1.5	0.7	0.8
Down 25 basis points	(1.5)	(0.7)	(0.8)
Down 50 basis points	(3.0)	(1.3)	(1.7)
Down 75 basis points	(4.5)	(2.0)	(2.5)
Down 100 basis points	(6.0)	(2.6)	(3.4)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Item 8.01 in our Current Reports on Form 8-K filed with the SEC on July 29, 2025, August 25, 2025, September 25, 2025 and October 28, 2025 for information about unregistered sales of our equity securities during the quarter and subsequent to the quarter end.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.1

Loan and Security Agreement, dated October 17, 2025, among CPCI Funding SPV, LLC, as borrower, CPCI Funding SPV II, LLC, as borrower, Crescent Private Credit Income Corp., as servicer, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01599), filed on October 23, 2025).

10.2

Sale and Contribution Agreement, dated October 17, 2025, between Crescent Private Credit Income Corp., as seller, and CPCI Funding SPV, LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01599), filed on October 23, 2025).

10.3

Sale and Contribution Agreement, dated October 17, 2025, between Crescent Private Credit Income Corp., as seller, and CPCI Funding SPV II, LLC, as purchaser (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 814-01599), filed on October 23, 2025).

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
Date: November 13, 2025

By:	/s/ Kirill Bouek
Kirill Bouek
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 13, 2025