Form 10-K
period 2025-12-31
Crescent Private Credit Income Corp
filed 2026-03-06
CIK 1954360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ( 15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

11

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2025, there was no established public market for the Registrant’s common stock, par value $0.01 per share (“Common Shares”)

The number of shares of the Registrant’s Common Shares outstanding at March 6, 2026 was 18,846,895 shares of Class I Common Stock (“Class I Shares”), 6,091 shares of Class S Common Stock (“Class S Shares”) and 929 shares of Class D Common Stock (“Class D Shares”). Common Shares outstanding exclude March 2, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III.

CRESCENT PRIVATE CREDIT INCOME CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Crescent Private Credit Income Corp (together, with its consolidated subsidiaries, the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
•
political and regulatory conditions that contribute to uncertainty and market volatility, including the impact of any prolonged U.S. government shutdown as well as the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration;
•
ongoing global conflict, including conflicts in the Middle East and the Russia-Ukraine war;
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

Risks Related to Our Business and Structure

•
We have a limited operating history and our Board of Directors (the “Board”) may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.
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
•
Our business may be adversely affected if we fail to maintain our qualification as a registered investment company (a “RIC”).
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
•
We may be the target of litigation.
•
The majority of our portfolio investments are recorded at fair value as determined in good faith by the Valuation Designee (as defined below) subject to the oversight of our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
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
•
We are an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), and the reduced disclosure requirements applicable to emerging growth companies may make investing in us less attractive.
•
We may not be able to obtain all required state licenses.

Risks Related to Our Investments

•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing net asset value (“NAV”) through increased net unrealized depreciation.
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

PART I

In this Annual Report, except where the context suggests otherwise, the terms “CPCI,” “we,” “us,” “our,” “the Fund,” and “the Company” refer to Crescent Private Credit Income Corp. The terms “Adviser” and “our investment adviser” refers to Crescent Cap NT Advisors, LLC, a Delaware limited liability company. The terms “Administrator” and “our administrator” refers to CCAP Administration, LLC, a Delaware limited liability company. The term “Crescent” refers to Crescent Capital Group LP and its affiliates. Unless otherwise noted, numerical information relating to Crescent is approximate as of December 31, 2025.

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

Most of our investments are in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including privately-offered loans, equity and debt securities issued by private U.S. companies or certain public companies); we also invest to some extent in non-U.S. companies, but we do not expect to invest in emerging markets. We believe that our liquid credit investments help maintain liquidity to satisfy any share repurchases we choose to make in our sole discretion and manage cash before investing subscription proceeds into directly originated loans while also seeking attractive investment returns. We expect these investments to enhance our risk/return profile and serve as a source of liquidity for us.

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

About Crescent

Crescent is a global credit investment manager with approximately $50 billion of assets under management. Crescent Capital Corporation, a predecessor to the business of Crescent, was formed in 1991 by Mark Attanasio and Jean-Marc Chapus as an asset management firm specializing in below-investment grade debt securities. With its headquarters in Los Angeles, Crescent has over 250 employees based in six offices in the U.S. and Europe. Messrs. Attanasio and Chapus head Crescent’s management committee, which oversees all of Crescent’s operations. On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent (the “Sun Life Transaction”). There were no changes to our investment objectives, strategies and process or to the Crescent team responsible for the investment operations as a result of the Sun Life Transaction.

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

Consistent, Strong Leveraged Buyout Volumes Driving Demand. According to Leveraged Commentary and Data (“LCD”), a part of Pitchbook, leveraged buyout transaction volume in the United States has experienced significant growth over the past decade. We believe that the private equity markets will remain active, in part due to the significant amount of uninvested capital available to private equity funds. According to Preqin, as of September 30, 2024, private equity funds globally had over $1 trillion of capital available for new investments. This large pool of private equity capital will be used for future investments, which will require debt financing. The potential for a significant amount of private equity investment activity comes at a time when Crescent believes that the supply of private debt fund capital, while growing, is relatively limited. According to Preqin, the amount of private debt fund capital available globally as of September 2024 was approximately $298 billion, representing just over 25% of the available private equity capital.

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

Experience in Private Credit

We believe that we have the following strengths:

•
The Crescent Platform. Since 1991, Crescent has been focused on and is a leading investor and credit manager in the below-investment grade credit markets. Crescent’s experience and performance across its investment strategies has earned the firm recognition and a reputation as a leading, reliable and creative provider of below-investment grade secured and unsecured debt capital solutions. We believe that the breadth of Crescent’s approximately $50 billion platforming assets, including approximately $39 billion of private credit assets, is a distinct platform when sourcing proprietary investment opportunities, providing access to an extensive network of relationships and insights into industry trends and the state of the capital markets. Our affiliation with Crescent provides expertise and efficiencies across the credit spectrum through Crescent’s market presence, scale, origination capabilities and experience investing in private credit.
•
Crescent also leverages market information, company knowledge and industry insight to enhance its ability to select liquid and illiquid credit assets for us. Crescent’s professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.
•
Scale and Tenure in the Credit Markets. As a large institution exclusively focused on below investment grade credit, Crescent has closed one or more deals with over 300 private equity firms. We believe Crescent is known as a reliable counterparty with valuable and focused expertise, which provides Crescent with access to investment opportunities not broadly available to other market participants. Crescent is also one of the largest U.S. direct lenders and liquid credit managers, which makes it a desirable and flexible capital provider, especially in competitive markets. We believe Crescent’s scale and experience enables it to identify attractive investment opportunities throughout economic cycles and across a company’s capital structure so we can make investments consistent with our stated investment objectives. Given its focus on capital preservation, Crescent has been entrusted with third party capital to invest across the below investment grade corporate credit landscape for over three decades and across numerous market cycles.
•
Seasoned and Integrated Investment Team. We believe the depth of the experience of Crescent’s senior management team, together with the wider resources of Crescent’s team of investment professionals, which is dedicated to identifying, originating, investing in and managing a portfolio of credit investments, is one of Crescent’s key strengths when sourcing and analyzing investment opportunities. Within Crescent, there are over 115 dedicated investment professionals, including the 85+ person private credit team. Senior investment professionals on the private credit team average over 22 years of relevant industry experience and over 12 years of experience at Crescent.
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

The Board

Overall responsibility for our oversight rests with the Board. We have entered into our Investment Advisory and Management Agreement with our investment adviser, pursuant to which our investment adviser will manage us on a day-to-day basis. The Board is responsible for overseeing our investment adviser and other service providers in our operations in accordance with the provisions of the Investment Company Act, our Third Amended and Restated Articles of Amendment and Restatement (the “charter”), our Second Amended and Restated Bylaws (the “bylaws”) and applicable provisions of state and other laws. Our investment adviser keeps the

Board well informed as to our investment adviser’s activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request. The Board is currently composed of five members, three of whom are directors who are not “interested persons” of us or our investment adviser as defined in the Investment Company Act.

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

For illiquid credit, Crescent employs a multi-channel approach to direct origination, which includes relationships with financial sponsors, management teams, lawyers, accountants, intermediaries and mergers and acquisitions advisors. Crescent has reviewed, on average during the last five years, approximately 1,600 distinct U.S. direct lending transaction opportunities annually, with a closing ratio of less than 3% of transactions reviewed.

For liquid credit, Crescent screens for attractive opportunities in the primary and secondary investment universe of nearly 1,200 bank loan and over 900 high yield issuers. Due to Crescent’s scale and relationships, it believes that it sees substantially all new issues in the bank loan and high yield bond markets. As such, the investment team members have familiarity with the universe of issuers which facilitates both primary and secondary idea generation.

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

Our investment adviser waived its base management fee from inception through April 30, 2024 and began charging its base management fee on the value of the Company’s net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. Our investment adviser voluntarily agreed to waive incentive fees from the Company’s inception through December 31, 2025.

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

Administration Agreement

Our Board, including a majority of our independent directors, also approved the continuation of our Administration Agreement with our administrator, at a board meeting held on February 11, 2026. Pursuant to the Administration Agreement, the administrator furnishes us with administrative services. These services include providing us with office facilities, equipment, clerical,bookkeeping and record keeping services, maintaining financial and other records, preparing reports to stockholders and reports and other materials filed with the SEC or any other regulatory authority, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.Our administrator also will provide on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance. Certain of these services are reimbursable to our administrator under the terms of the Administration Agreement. In addition, our administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent our administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis, without profit to our administrator. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

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

Certain Terms of the Investment Advisory and Management Agreement and Administration Agreement

The Administration Agreement has been approved by our Board, including a majority of our independent directors. Unless earlier terminated as described below, the Administration Agreement will remain in effect until May 3, 2027 and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, and (ii) the vote of a majority of our independent directors. The Administration Agreement will automatically terminate in the event of assignment. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. The Investment Advisory and Management Agreement has been approved by our Board, including a majority of our independent directors. Unless earlier terminated as described below, the Investment Advisory and Management Agreement will remain in effect until May 3, 2027, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (a) the vote of our Board, or the vote of a majority of our outstanding voting securities and (b) the vote of a majority of our independent directors. The Investment Advisory and Management Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of stockholders holding a majority of our outstanding voting securities, or by the vote of our directors or by our investment adviser on 120 days’ written notice. The Administration Agreement will automatically terminate in the event of assignment.

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

Board Approval of the Investment Advisory and Management Agreement

Our Board, including our independent directors, approved the Investment Advisory and Management Agreement at a board meeting held on January 3, 2023 and the amended and restated Investment Advisory and Management Agreement currently in place at a board meeting held on August 27, 2024. Our Board, including a majority of our independent directors, also approved the renewal of our Investment Advisory and Management Agreement at a board meeting held on February 11, 2026. In reaching a decision to approve the Investment Advisory and Management Agreement, the Board reviewed a significant amount of information and considered, among other things:

•
the nature, quality and extent of the advisory and other services to be provided to the Fund by our investment adviser;
•
the proposed investment advisory fee rates to be paid by the Fund to our investment adviser;
•
the fee structures of comparable externally managed business development companies that engage in similar investing activities;
•
our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;
•
information about the services to be performed and the personnel who would be performing such services under the Investment Advisory and Management Agreement; and
•
the organizational capability and financial condition of our investment adviser and its affiliates.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Investment Advisory and Management Agreement as being in the best interests of our common stockholders.

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

Distribution and Servicing Plan

On May 4, 2023, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”), and on February 11, 2026, the Board approved the continuation of the Distribution and Servicing Plan. The following table shows the stockholder servicing and/or distribution fees we pay the Intermediary Manager (as defined below) with respect to the Class S Common Stock (“Class S shares”) and Class D Common Stock (“Class D shares") on an annualized basis as a percentage of our NAV for such class.

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

We may, however, invest alongside Crescent’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations or exemptive orders and Crescent’s allocation policy. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions and requirements are met, including that Crescent, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price.

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

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our investment adviser, as the Board’s valuation designee (in such capacity, the “Valuation Designee”), will determine the fair value of these loans and securities as described below in “-Risks Relating to our Business and Structure-The majority of our portfolio investments are recorded at fair value as determined in good faith by the Valuation Designee subject to the oversight of our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.” Each of the interested members of our Board has an indirect pecuniary interest in our investment adviser. The participation of our investment adviser’s investment professionals in our valuation process, and the pecuniary interest in our investment adviser by certain members of our Board, could result in a conflict of interest as our investment adviser’s management fee is based, in part, on the value of our net assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

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

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments that could be subject to foreign taxes (such as income tax, withholding, and value added taxes). If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions. In addition, because the relevant provisions of the Code may change, compliance with one or more of the RIC requirements may be impossible or impracticable.

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

The majority of our portfolio investments are recorded at fair value as determined in good faith by the Valuation Designee subject to the oversight of our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments will not be publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments at fair value as determined by the Valuation Designee based on, among other things, the input of our management committee and the oversight of our audit committee and independent valuation firms that may be engaged by the Valuation Designee, subject to the oversight of our Board, to help affirm the valuation of certain portfolio investments without a readily available market quotation. In addition, we expect that our independent registered public accounting firm will obtain an understanding of, and perform select procedures relating to, our investment valuation process within the context of performing the integrated audit.

The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee considers the pricing indicated by the external event to corroborate its valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Valuation Designee’s determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize and, as a result, there may be uncertainty as to the value of our portfolio investments. Our net asset value per share could be adversely affected if the Valuation Designee’s determinations regarding the fair value of these investments are higher than the values that we realize upon disposition of such investments.

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

We are subject to risks related to corporate social responsibility

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

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party artificial intelligence and machine learning technology applications and users. The use of artificial intelligence and machine learning technology by our and our portfolio companies’ competitors may adversely affect our and our portfolio companies’ performance.

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

There have recently been significant changes to U.S. trade policies, treaties and tariffs, and there is ongoing discussion and commentary regarding further potential changes. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our investment adviser and its affiliates. Any such distributions funded through expense reimbursements will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our investment adviser and its affiliates continue to make such reimbursements. As of December 31, 2025, there was $10 million of expenses supported by the investment adviser that were eligible for reimbursement pursuant to the Expense Support and Conditional Reimbursement Agreement. Our future repayments of amounts reimbursed by our investment adviser or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. In addition, the initial advancement of expenses or waiver of fees by our investment adviser and its affiliates pursuant to the Expense Support and Conditional Reimbursement Agreement may prevent or reduce a decline in NAV in the short term, and our reimbursement of these amounts may reduce NAV in the future. Further, there can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our investment adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined by the Valuation Designee, as described above in “-Risks Relating to our Business and Structure-The majority of our portfolio investments are recorded at fair value as determined in good faith by the Valuation Designee subject to the oversight of our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.”

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our investment adviser considers the pricing indicated by the external event to corroborate its valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. U.S. inflation rates have fluctuated in recent periods, and remain well above historical levels over the past several decades. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If these portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. See “—We are exposed to risks associated with changes in interest rates.”

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

Additionally, when we invest in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated loans, generally in a first lien position), second lien senior secured loans or subordinated debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

We may invest in significant risk transfer securities, or other similar synthetic instruments, issued by banks or other financial institutions.

Significant risk transfer (“SRT”) securities, or other similar synthetic instruments, typically enable a bank, other financial institution or issuer to transfer the credit risk associated with a pool of underlying obligations (or “reference assets”) to investors, such as us, and are subject to, among other risks, the credit risks associated with the applicable reference assets. In connection with an investment in SRT securities or other similar synthetic instruments, we may have a contractual relationship only with the counterparty of such synthetic instrument, and not with the reference obligor of the reference asset. Accordingly, we generally will have no right to directly enforce compliance by the reference obligor with the terms of the reference asset nor will we have any rights of setoff against the reference obligor or rights with respect to the reference asset. We will not directly benefit from the collateral supporting the reference asset and will not have the benefit of the remedies that would normally be available to a holder of such reference asset. In addition, in the event of the insolvency of the counterparty, we may be treated as a general creditor of such counterparty, and will not have any claim with respect to the reference asset. SRT transactions are typically linked to a first-loss or mezzanine tranche of a larger portfolio of reference assets; accordingly, they are exposed to a higher portion of the credit risks associated with the applicable reference assets.

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

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions or events (including wildfires, droughts, hurricanes and floods), which may become more severe and frequent as a result of climate change, in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Other risks associated with climate change include transition risks, such as risks related to the impact of climate-related legislation and regulation (both domestically and internationally), political and policy risks, as well as risks related to climate-related business trends, including changes in technology and consumer preferences. These events and the disruptions they cause, alone or in combination, could also lead to increased costs of insurance for us and/or our portfolio companies.

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

Because our Common Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our common stockholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each stockholder is responsible for determining its filing obligations and preparing the filings. In addition, our common stockholders who hold more than 10% of a class of our Common Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of our profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

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
•
uncertainty regarding U.S. immigration and work permit policies:
•
global unrest;
•
general economic trends and other external factors; and
•
an increase in negative global media coverage relating to the private credit industry.

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

Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for: (a) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (“MGCL”), other than any action arising under federal or state securities laws, including, without limitation, (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of any duty owed by any of our directors or officers or other employees to us or to our stockholders or (iii) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the MGCL or the charter or the bylaws; or (b) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in our Common Shares will be deemed to have notice of and to have consented and waived any objection to this exclusive forum provision of the charter, as the same may be amended from time to time. The charter includes this provision so that we can respond to litigation more efficiently, reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums, and make it less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements. However, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder believes is favorable for disputes with us or our directors, officers or other employees, if any, and may discourage lawsuits against us and our directors, officers or other employees, if any. We believe the risk of a court declining to enforce this exclusive forum provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provision. However, if a court were to find such provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any Internal Corporate Claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that it does not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

General Risk Factors

Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.

Many of the portfolio companies in which we expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay their loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Macroeconomic factors such as real GDP growth, consumer confidence, global health crises, supply chain disruptions, inflation, employment levels, oil prices, interest rates, tax rates, foreign currency exchange rate fluctuations and other macroeconomic trends including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and South America and tensions between China and Taiwan, can adversely affect customer demand for the products and services that our portfolio companies offer and may adversely impact their businesses or financial results. Market uncertainty and volatility have also been magnified as a result of the current U.S. presidential administration and ongoing uncertainties regarding actual and potential shifts in the U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs. In addition, although we invest primarily in companies located in the United States, our portfolio companies may rely on parts or supplies manufactured outside the United States. As a result, any event causing a disruption of imports, including natural disasters, public health crises, or the imposition of import or trade restrictions in the form of tariffs or quotas could increase the cost and reduce the supply of products available to our portfolio companies, which may negatively impact their businesses or financial results.

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

In addition, the failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our or our portfolio company’s ability to access deposits or borrow from financial institutions on favorable terms. Additionally, if a portfolio company or its sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with us, which in turn may result in fewer co-investment opportunities being made available to us or impact our ability to provide additional follow-on support to portfolio companies. Our ability and our portfolio companies’ ability to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on our respective assets as a result of a bank agreeing to provide financing.

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

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and South America, tensions between China and Taiwan, and the trade tensions between the U.S. and China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

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

The CCO and Crescent also review key service providers’ compliance and risk management policies and procedures related to cybersecurity matters, evaluate such service providers’ use of information systems which have the potential to subject the Company to information technology vulnerabilities and receive reports from the service providers regarding any cybersecurity threats and incidents. As part of the oversight of the Company’s key service providers, Crescent engages a third-party consultant to conduct cybersecurity assessments and preparedness analysis on such service providers on an ongoing basis. The CCO and the Head of Information Technology provide regular reports to the Board regarding significant risks to the Company, including, among others, those relating to cybersecurity. In addition, the CCO will inform the Board regarding any material cybersecurity matters as they arise. The Company has also adopted policies and procedures designed to ensure the timely disclosure of any material cybersecurity incidents.

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

Crescent’s Head of Information Technology has over 30 years of experience managing risks from cybersecurity threats and developing and implementing cybersecurity policies and procedures. Our CCO has over 15 years of experience advising on and managing compliance risks, including those related to cybersecurity, and developing and implementing policies and procedures to address such risks. Team members who support our information security and compliance programs also have relevant educational and industry experience.

Since our commencement of operations, we have not experienced a material cybersecurity incident and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of its confidential information and/or damage to its business relationships.”

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

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Share Valuation

As of March 6, 2026, there were 5 holders of record of our Class S Common Stock, par value $0.01 per share (“Class S shares”), 1 holder of record of our Class D Common Stock, par value $0.01 per share (“Class D shares”) and 15 holders of record of our Class I Common Stock, par value $0.01 per share (“Class I shares” and together, with Class S shares and Class D shares, “Common Shares”).

There is no public market for our Common Shares currently, nor are there any plans for one to develop.

The following table sets forth, for each fiscal month during the most recently completed fiscal year, the net asset value (or NAV) of our Class I shares.

Date	Class I	Class S
January 31, 2024	$26.24	$-
February 29, 2024	26.45	-
March 31, 2024	26.68	-
April 30, 2024	26.79	-
May 31, 2024	27.09	-
June 30, 2024	26.95	-
July 31, 2024	26.89	-
August 31, 2024	26.83	-
September 30, 2024	26.95	-
October 31, 2024	27.00	-
November 30, 2024	26.99	-
December 31, 2024	27.06	-
January 31, 2025	27.03	-
February 28, 2025	26.99	-
March 31, 2025	26.88	-
April 30, 2025	26.76	26.76
May 31, 2025	26.92	26.92
June 30, 2025	27.14	27.14
July 31, 2025	27.11	27.11
August 31, 2025	27.20	27.20
September 30, 2025	27.02	27.02
October 31, 2025	26.89	26.89
November 30, 2025	26.89	26.89
December 31, 2025	27.06	27.06

There were no Class D shares issued and outstanding during the period from May 5, 2023 (commencement of operations) through December 31, 2025.

Capital Share Activity

We have authorized three classes of common stock, Class S shares, Class D shares, and Class I shares. As of December 31, 2025, pursuant to subscription agreements entered into between us and certain private placement investors (“Private Placements”) and our public offering on a continuous basis of up to $2.5 billion in Common Shares pursuant to our Registration Statement on Form N-2 (File No. 333-268622) that was declared effective by the SEC on September 29, 2023 (the “Offering”) that commenced on August 1, 2024, we have issued approximately 17,185,048 Class I shares (including shares issued through the Company’s distribution reinvestment plan) and raised gross proceeds of approximately $455.3 million since inception through December 31, 2025.We have issued approximately 2,358 Class S shares (including shares issued through the Company’s distribution reinvestment plan) and raised gross proceeds of approximately $0.1 million since inception through December 31, 2025.

The following table lists the Common Shares issued and total consideration for both the Offering and the Private Placements, including approximately 10,506,851 Class I shares and 2,234 Class S shares, that were issued during the year ended December 31, 2025 in exchange for $283.7 million in total. The table below does not include Common Shares issued through the Company’s distribution reinvestment plan. The Company intends to continue selling Common Shares in the Offering on a monthly basis.

(dollar amounts in millions)	Common Shares issued	Total consideration
Registered Offering:
Class I	10,641,574	$287.3
Class S	2,234	0.1
Class D	—	—
Private Placements:
Class I	6,543,033	$168.0
Class S	—	—
Class D	—	—
Total:	17,186,841	$455.4

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

The following tables present the monthly gross regular and special distributions that were declared and payable during the years ended December 31, 2025 and December 31, 2024. We made no distributions for the period from May 5, 2023 (commencement of operations) through December 31, 2023.

(in $ millions, except per share amounts)			Class I Distributions			Class S Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1.1		$-	$-
January 31, 2025	January 29, 2025	February 27, 2025	0.06	0.4	(1)	-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1.1		-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.06	0.4	(1)	-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1.1		-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.06	0.4	(1)	-	-
April 30, 2025	April 28, 2025	May 28, 2025	0.16	1.5		0.14	0.0
April 30, 2025	April 28, 2025	May 28, 2025	0.06	0.6	(1)	0.06	0.0	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.16	1.5		0.14	0.0
May 31, 2025	May 22, 2025	June 27, 2025	0.06	0.6	(1)	0.06	0.0	(1)
June 30, 2025	June 25, 2025	July 29, 2025	0.16	1.6		0.14	0.0
June 30, 2025	June 25, 2025	July 29, 2025	0.06	0.6	(1)	0.06	0.0	(1)
July 31, 2025	July 29, 2025	August 29, 2025	0.16	1.9		0.14	0.0
July 31, 2025	July 29, 2025	August 29, 2025	0.06	0.7	(1)	0.06	0.0	(1)
August 31, 2025	August 25, 2025	September 30, 2025	0.16	2.0		0.14	0.0
August 31, 2025	August 25, 2025	September 30, 2025	0.06	0.7	(1)	0.06	0.0	(1)
September 30, 2025	September 25, 2025	October 31, 2025	0.16	2.2		0.14	0.0
September 30, 2025	September 25, 2025	October 31, 2025	0.06	0.8	(1)	0.06	0.0	(1)
October 31, 2025	October 28, 2025	November 28, 2025	0.16	2.3		0.14	0.0
October 31, 2025	October 28, 2025	November 28, 2025	0.06	0.8	(1)	0.06	0.0	(1)
November 30, 2025	November 26, 2025	December 30, 2025	0.16	2.5		0.14	0.0
November 30, 2025	November 26, 2025	December 30, 2025	0.04	0.6	(1)	0.04	0.0	(1)
December 31, 2025	December 29, 2025	January 28, 2026	0.16	2.8		0.14	0.0
December 31, 2025	December 29, 2025	January 28, 2026	0.04	0.7	(1)	0.04	0.0	(1)
			$2.60	$29.0	(2)	$1.76	$0.0	(2)
(1)
Represents a special distribution.
(2)
Total may not add up due to rounding.

(in $ millions, except per share amounts)			Class I Distributions			Class S Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount
June 30, 2024	June 27, 2024	July 26, 2024	$0.16	$1.0		$-	$-
June 30, 2024	June 27, 2024	July 26, 2024	0.07	0.4	(1)	-	-
July 31, 2024	July 26, 2024	August 27, 2024	0.16	1.0		-	-
July 31, 2024	July 26, 2024	August 27, 2024	0.07	0.4	(1)	-	-
August 31, 2024	August 27, 2024	September 27, 2024	0.16	1.0		-	-
August 31, 2024	August 27, 2024	September 27, 2024	0.07	0.4	(1)	-	-
September 30, 2024	September 27, 2024	October 28, 2024	0.16	1.0		-	-
September 30, 2024	September 27, 2024	October 28, 2024	0.07	0.4	(1)	-	-
October 31, 2024	October 28, 2024	November 26, 2024	0.16	1.0		-	-
October 31, 2024	October 28, 2024	November 26, 2024	0.07	0.4	(1)	-	-
November 29, 2024	November 21, 2024	December 27, 2024	0.16	1.1		-	-
November 29, 2024	November 21, 2024	December 27, 2024	0.07	0.5	(1)	-	-
December 31, 2024	December 26, 2024	January 27, 2025	0.16	1.1		-	-
December 31, 2024	December 26, 2024	January 27, 2025	0.07	0.5	(1)	-	-
			$1.61	$10.2		$-	$-
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

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which stockholders will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. As a result, if we declare, a cash dividend or other distribution, then stockholders who have not opted out of our distribution reinvestment plan (or, in the case of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington stockholders and clients of participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, opted to participate in such plan), will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating stockholder’s account to three decimal places.

Share Repurchase Program

We have commenced a share repurchase program in which the Company intends, at the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding in each quarter. The Board may amend, suspend, or terminate the share repurchase program at any time if it deems such action to be in the best interests of us and our common stockholders. For example, in accordance with the directors’ duties to us, the Board may amend, suspend or terminate the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect its operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to the directors’ duties to us.

In accordance with our share repurchase program, we made one share repurchase offer in the fourth quarter of 2024 and made share repurchase offers in each quarter of 2025. There were no share repurchases actually completed for the years ended December 31, 2025 and 2024.

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
the cost of calculating our NAV;
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

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of December 31, 2025		As of December 31, 2024
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$458.5	52.1%	$136.0	48.3%
Unitranche First Lien	383.3	43.6	130.6	46.3
Unitranche First Lien - Last Out	2.6	0.3	3.5	1.2
Senior Secured Second Lien	10.3	1.2	-	-
Unsecured Debt	3.6	0.4	3.2	1.1
Equity	10.8	1.2	4.3	1.5
LLC/LP Equity Interests	10.5	1.2	4.6	1.6
Total Investments	$879.6	100.0%	$282.2	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the year ended	For the year ended
	December 31,2025	December 31,2024
New investments at cost:
Senior Secured First Lien	$456.2	$95.0
Unitranche First Lien	272.3	123.5
Unitranche First Lien - Last Out	2.6	3.6
Senior Secured Second Lien	9.9	—
Unsecured Debt	—	2.8
Equity	4.4	2.2
LLC/LP Equity Interests	5.5	4.5
Total Investments	$750.9	$231.6
Proceeds from investments sold or repaid:
Senior Secured First Lien	$131.9	$48.6
Unitranche First Lien	29.0	17.0
Unitranche First Lien - Last Out	—	—
Senior Secured Second Lien	—	—
Unsecured Debt	—	—
Equity	—	—
LLC/LP Equity Interests	—	—
Total Proceeds	$160.9	$65.6
Net increase (decrease) in portfolio	$590.0	$166.0

The following table presents certain selected information regarding our investment portfolio:

	As of December 31, 2025	As of December 31, 2024
Weighted average yield on income producing securities (at cost) (1)	8.3%	9.5%
Percentage of debt bearing a floating rate (at fair value)	99.6%	98.8%
Percentage of debt bearing a fixed rate (at fair value)	0.4%	1.2%
Number of portfolio companies	246	133

(1) Includes performing debt and other income producing investments (excluding investments on non-accrual). As of December 31, 2025 and December 31, 2024, there were no investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities.

($ in millions)	As of December 31, 2025				As of December 31, 2024
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$852.6	100.0%	$858.3	100.0%	$271.9	100.0%	$273.3	100.0%
Non-Accrual	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$852.6	100.0%	$858.3	100.0%	$271.9	100%	$273.3	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and 2024, we had no investments on non-accrual status.

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

($ in millions)	As of December 31, 2025		As of December 31, 2024
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$20.0	2.3%	$-	-%
2	852.5	96.9	274.9	97.4
3	7.1	0.8	7.3	2.6
4	-	-	-	-
5	-	-	-	-
Total	$879.6	100.0%	$282.2	100.0%

RESULTS OF OPERATIONS

Summarized statement of operations

	For the Year Ended	For the Year Ended
($ in millions)	December 31, 2025	December 31, 2024
Total investment income	$47.4	$23.6
Total net expenses, including taxes	19.0	9.4
Net investment income	$28.4	$14.2
Net realized gain (loss) on investments	(4.6)	(0.2)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	5.7	1.4
Net realized and unrealized gains (losses)	$1.1	$1.2
Net increase (decrease) in net assets resulting from operations	$29.5	$15.4

Investment income

	For the Year Ended	For the Year Ended
(in $ millions)	December 31, 2025	December 31, 2024
Interest from investments	$44.7	$22.9
Paid-in-kind interest	1.4	0.3
Dividend income	0.6	-
Other income	0.7	0.4
Total investment income	$47.4	$23.6

For the years ended December 31, 2025 and 2024, total investment income, which includes interest income and accretion of OID, was $47.4 million and $23.6 million, respectively. The increase was primarily as a result of an increase in the average size of our investment portfolio. We expect total investment income to continue to increase with the growing portfolio.

Net expenses

	For the Year Ended	For the Year Ended
(in $ millions)	December 31, 2025	December 31, 2024
Interest and other debt financing costs	$13.9	$6.3
Offering costs	2.7	1.5
Organizational costs	-	1.5
Management fees	3.8	2.0
Income based incentive fees	2.9	0.9
Capital gains based incentive fees	0.1	0.2
Professional fees	1.1	0.9
Directors’ fees	0.3	0.2
Administrative services expenses	1.3	1.5
Other general and administrative expenses	1.2	0.8
Total expenses	$27.3	$15.8
Management fees waiver	(0.1)	(0.6)
Income based incentive fees waiver	(2.9)	(0.9)
Capital gains based incentive fees waiver	(0.1)	(0.2)
Expense support reimbursement	(5.4)	(5.0)
Net expenses	$18.8	$9.1
Provision for excise taxes	0.2	0.3
Total	$19.0	$9.4

For the years ended December 31, 2025 and 2024, total net expenses, including the impact of the fee waivers, were $19.0 and $9.4 million, respectively. The increase was primarily as a result of an increase in the average size of our investment portfolio. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Net investment income

For the years ended December 31, 2025 and 2024, net investment income was $28.4 and $14.2 million, respectively. The increase was primarily due to an increase in the average size of our investment portfolio. Net investment income can vary substantially from period to period due to various factors including net deployment, credit facility usage and market base rates.

Net realized and unrealized gains (losses) on investments

For the years ended December 31, 2025 and 2024, we recorded net realized gains (losses) and unrealized appreciation (depreciation) on investments of $1.1 and $1.2 million, respectively.

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

As of December 31, 2025 we had $98.0 million in cash and cash equivalents and $155.0 million of undrawn capacity on our credit facilities (as defined below), subject to borrowing base and other limitations. As of December 31, 2025, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on current cash, availability under our credit facility, short-term investments and ongoing principal repayments on debt investment assets.

As of December 31, 2025, we were in compliance with our asset coverage requirements under the Investment Company Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of December 31, 2025. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our NAV as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

	As of December 31, 2025				As of December 31, 2024
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)
JPM Funding Facility	$-	$-	$-	$-	$150.0	$112.0	$38.0	$112.0
JPM Funding Facility III	575.0	420.0	155.0	420.0	-	-	-	-
Total Debt	$575.0	$420.0	$155.0	$420.0	$150.0	$112.0	$38.0	$112.0

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

(3) As of December 31, 2025 and 2024, the carrying amount of the outstanding debt approximated fair value, unless otherwise noted.

The combined weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2025 and 2024 was 6.91% and 8.67%, respectively. The weighted average debt of the borrowings outstanding for the years ended December 31, 2025 and 2024 was $201.4 and $73.2 million, respectively.

JPM Funding Facility

On December 8, 2023, we entered into a Loan and Security Agreement (as amended, the “JPM Funding Facility”), as servicer, with CPCI Funding SPV, LLC, our wholly owned subsidiary (the “Borrower”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provided a secured credit facility of $375.0 million with a reinvestment period ending December 8, 2026 and a final maturity date of December 8, 2028. The JPM Funding Facility also provided for a feature that allowed the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $500.0 million. In addition, on December 8, 2023, we, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which we agreed to sell or contribute to the Borrower certain originated or acquired loans and other corporate debt securities and related assets from time to time. We consolidated the Borrower in our consolidated financial statements and no gain or loss was recognized from the transfer of assets to and from the Borrower.

The obligations of the Borrower under the JPM Funding Facility were secured by substantially all assets held by the Borrower, which were not available to our creditors. The interest rate charged on the JPM Funding Facility was based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.13%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower paid, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility included customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

In connection with the entry into the JPM Funding Facility III (as defined below) on October 17, 2025, we voluntarily prepaid all amounts outstanding under the JPM Funding Facility. In connection with such repayment, all obligations (including in respect of unfunded commitments) under the facility were terminated, and the related security interests and other liens on the assets securing such facility were terminated and released.

JPM Funding Facility II

On March 31, 2025, we entered into a Loan and Security Agreement (as amended, the “JPM Funding Facility II”), as servicer, with CPCI Funding SPV II, LLC, our wholly owned subsidiary (the “Borrower II” and together with Borrower I, the “Borrowers”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provided a secured credit facility of $100.0 million with a reinvestment period ending September 30, 2027 and a final maturity date of March 31, 2028. The JPM Funding Facility II also provided for a feature that allowed the Borrower II, under certain circumstances, to increase the overall size of the JPM Funding Facility II to a maximum of $200.0 million. We consolidated the Borrower II in our consolidated financial statements and no gain or loss was recognized from the transfer of assets to and from the Borrower II.

The obligations of the Borrower II under the JPM Funding Facility II were secured by substantially all assets held by the Borrower II, which were not available to our creditors. The interest rate charged on the JPM Funding Facility II was based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 1.35%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility II. In addition, the Borrower II paid, among other fees, a commitment fee on the undrawn balance. The JPM Funding Facility II included customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

In connection with the entry into the JPM Funding Facility III on October 17, 2025, we voluntarily prepaid all amounts outstanding under the JPM Funding Facility II. In connection with, such repayment, all obligations (including in respect of unfunded commitments)

under the facility were terminated, and the related security interests and other liens on the assets securing such facilities were terminated and released.

JPM Funding Facility III

On October 17, 2025, we entered into a Loan and Security Agreement (the “JPM Funding Facility III” and together with the JPM Funding Facility and the JPM Funding Facility II, the “credit facilities”), as servicer, with the Borrowers, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $575.0 million with a reinvestment period ending October 17, 2028 and a final maturity date of October 17, 2030. The JPM Funding Facility III also provides for a feature that allows the overall size of the JPM Funding Facility III to be increased to a maximum of $875.0 million. In addition, on October 17, 2025, we, as seller, and the Borrower I, as purchaser, entered into a Sale and Contribution Agreement and we, as seller, and the Borrower II, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which we will sell or contribute to the Borrower I and the Borrower II, as applicable, certain originated or acquired loans and other corporate debt securities and related assets (collectively, the “Loans”) from time to time.

The obligations of the Borrowers under the JPM Funding Facility III are secured by substantially all assets held by each Borrower, including the Loans. The interest rate charged on the JPM Funding Facility III is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of (i) 1.35% (or 1.4693% in the case of borrowings in British Pounds) or (ii) 1.90% (or 2.0193% in the case of borrowings in British Pounds) depending on the nature of the advances being requested under the JPM Funding Facility III. In connection with the entry into the JPM Funding Facility III, we voluntarily prepaid all amounts outstanding under each of the JPM Funding Facility and the JPM Funding Facility II (together, the “Existing JPM Facilities”). In connection with such repayment, all obligations (including in respect of unfunded commitments) under the Existing JPM Facilities were terminated, and the related security interests and other liens on the assets securing such facilities were terminated and released.

The summary of costs incurred in connection with our credit facilities is presented below:

	For the Year Ended	For the Year Ended
(in $ millions)	December 31, 2025	December 31, 2024
Borrowing interest expense	$11.8	$5.4
Unused facility fees	1.3	0.3
Amortization of financing costs	0.9	0.4
Administrative fee	-	0.2
Total interest and other debt financing costs	$14.0	$6.3
Weighted average outstanding balance	$201.4	$73.2

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

As of December 31, 2025 and 2024, our asset coverage ratio was 221% and 259%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6 "Debt". Debt to our consolidated financial statements for more detail on the JPM Funding Facility.

Capital Share Activity

We have authorized three classes of common stock, par value $0.01 per share, Class I shares, Class S shares and Class D shares. Pursuant to a subscription agreement entered into between us and Crescent, Crescent purchased 1,000 Class I shares at an initial offering price of $25.00 per share.

Additionally, we have sold Class I shares to certain investors (the “Private Placement Investors”) in transactions (each, a “Private Placement”) exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

The Private Placement Investors’ subscriptions were initially drawn down at a price of $25.00 per share, and subsequent subscriptions were priced at our current NAV at the time of contribution. Since our commencement of operations through December 31, 2025, we received $168.0 million of committed capital from the Private Placements, and in exchange therefore, we issued approximately 6,543,033 Class I shares to four stockholders, including the investment from our sole initial stockholder.

On August 1, 2024, we held the first closing in our public offering on a continuous basis of up to $2.5 billion in Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to our Registration Statement on Form N-2 (File No. 333-268622) that was declared effective by the SEC on September 29, 2023 (the “Offering”). As of December 31, 2025, pursuant to the Private Placements and our Offering that commenced on August 1, 2024, we have issued approximately 17,187,406 Class I and Class S shares and raised gross proceeds of approximately $455.4 million since inception through December 31, 2025.

The following table summarizes transactions in common shares for periods listed.

	For the Year Ended		For the Year Ended
	December 31, 2025		December 31, 2024
(in $ thousands except share amounts)	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	10,506,851	$283,715	2,699,957	$71,570
Share transfers between classes	-	-	-	-
Distributions reinvested	441	12	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	10,507,292	$283,727	2,699,957	$71,570
CLASS S
Subscriptions	2,234	$60	-	$-
Share transfers between classes	-	-	-	-
Distributions reinvested	124	3	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	2,358	$63	-	$-

The following table lists the Common Shares issued and total consideration for both the Offering and the Private Placements as of December 31, 2025. The table below does not include Common Shares issued through our distribution reinvestment plan. We intend to continue selling Common Shares in the Offering on a monthly basis.

(dollar amounts in millions)	Common Shares issued	Total consideration
Registered Offering:
Class I	10,641,574	$287.3
Class S	2,234	0.1
Class D	—	—
Private Placements:
Class I	6,543,033	$168.0
Class S	—	—
Class D	—	—
Total:	17,186,841	$455.4

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

We declared monthly regular and special distributions for our Class I shares. The following table presents the monthly regular and special distributions that were declared and payable during the year ended December 31, 2025.

(in $ millions, except per share amounts)			Class I Distributions			Class S Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1.1		$-	$-
January 31, 2025	January 29, 2025	February 27, 2025	0.06	0.4	(1)	-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1.1		-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.06	0.4	(1)	-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1.1		-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.06	0.4	(1)	-	-
April 30, 2025	April 28, 2025	May 28, 2025	0.16	1.5		0.14	0.0
April 30, 2025	April 28, 2025	May 28, 2025	0.06	0.6	(1)	0.06	0.0	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.16	1.5		0.14	0.0
May 31, 2025	May 22, 2025	June 27, 2025	0.06	0.6	(1)	0.06	0.0	(1)
June 30, 2025	June 25, 2025	July 29, 2025	0.16	1.6		0.14	0.0
June 30, 2025	June 25, 2025	July 29, 2025	0.06	0.6	(1)	0.06	0.0	(1)
July 31, 2025	July 29, 2025	August 29, 2025	0.16	1.9		0.14	0.0
July 31, 2025	July 29, 2025	August 29, 2025	0.06	0.7	(1)	0.06	0.0	(1)
August 31, 2025	August 25, 2025	September 30, 2025	0.16	2.0		0.14	0.0
August 31, 2025	August 25, 2025	September 30, 2025	0.06	0.7	(1)	0.06	0.0	(1)
September 30, 2025	September 25, 2025	October 31, 2025	0.16	2.2		0.14	0.0
September 30, 2025	September 25, 2025	October 31, 2025	0.06	0.8	(1)	0.06	0.0	(1)
October 31, 2025	October 28, 2025	November 28, 2025	0.16	2.3		0.14	0.0
October 31, 2025	October 28, 2025	November 28, 2025	0.06	0.8	(1)	0.06	0.0	(1)
November 30, 2025	November 26, 2025	December 30, 2025	0.16	2.5		0.14	0.0
November 30, 2025	November 26, 2025	December 30, 2025	0.04	0.6	(1)	0.04	0.0	(1)
December 31, 2025	December 29, 2025	January 28, 2026	0.16	2.8		0.14	0.0
December 31, 2025	December 29, 2025	January 28, 2026	0.04	0.7	(1)	0.04	0.0	(1)
			$2.60	$29.0	(2)	$1.76	$0.0	(2)
(1)
Represents a special distribution.
(2)
Totals may not add up due to rounding

The following table presents the monthly regular and special distributions that were declared and payable during the year ended December 31, 2024.

(in $ millions, except per share amounts)			Class I Distributions			Class S Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount
June 30, 2024	June 27, 2024	July 26, 2024	$0.16	$1.0		$-	$-
June 30, 2024	June 27, 2024	July 26, 2024	0.07	0.4	(1)	-	-
July 31, 2024	July 26, 2024	August 27, 2024	0.16	1.0		-	-
July 31, 2024	July 26, 2024	August 27, 2024	0.07	0.4	(1)	-	-
August 31, 2024	August 27, 2024	September 27, 2024	0.16	1.0		-	-
August 31, 2024	August 27, 2024	September 27, 2024	0.07	0.4	(1)	-	-
September 30, 2024	September 27, 2024	October 28, 2024	0.16	1.0		-	-
September 30, 2024	September 27, 2024	October 28, 2024	0.07	0.4	(1)	-	-
October 31, 2024	October 28, 2024	November 26, 2024	0.16	1.0		-	-
October 31, 2024	October 28, 2024	November 26, 2024	0.07	0.4	(1)	-	-
November 29, 2024	November 21, 2024	December 27, 2024	0.16	1.1		-	-
November 29, 2024	November 21, 2024	December 27, 2024	0.07	0.5	(1)	-	-
December 31, 2024	December 26, 2024	January 27, 2025	0.16	1.1		-	-
December 31, 2024	December 26, 2024	January 27, 2025	0.07	0.5	(1)	-	-
			$1.61	$10.2		$-	$-

(1)
Represents a special distribution.

See “Recent Developments” for subsequent events relating to regular and special distributions declared by the Company.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which stockholders will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. As a result, if we declare, a cash dividend or other distribution, then stockholders who have not opted out of our distribution reinvestment plan (or, in the case of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington stockholders and clients of participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, opted to participate in such plan), will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating stockholder’s account to three decimal places.

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

In accordance with our share repurchase program, we made one share repurchase offer in the fourth quarter of 2024 and made share repurchase offers in each quarter of 2025. There were no share repurchases completed for the years ended December 31, 2025 and 2024.

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2025 we had aggregate unfunded commitments totaling $130.6 million. See Note 7 “Commitments and Contingencies” to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On January 2, 2026, we issued and sold approximately 1,625,647 Common Shares (consisting of 1,625,647 Class I shares) at an offering price of $27.06 per share, and received $44.0 million as payment for such shares.

On January 17, 2026, as part of a scheduled commitment increase, the JPM Funding Facility III commitment size increased from $575.0 million to $650.0 million.

On January 30, 2026, we announced the declaration of the amounts per share set forth below for our Class I shares and Class S shares. The distributions for Class I shares and Class S shares were payable to the stockholders of record as of the open of business on January 31, 2026 and were paid on February 27, 2026. The distributions were paid in cash or reinvested in the Class I shares or Class S shares, as applicable, for stockholders participating in our distribution reinvestment plan.

	Gross Distribution	Special Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16000	$0.04000	$-	$0.20000
Class S Common Shares	0.16000	0.04000	0.01917	0.18083

On February 2, 2026, we issued and sold approximately 40,706 Common Shares (consisting of 36,059 Class I shares, 929 Class D shares and 3,718 Class S shares) at an offering price of $26.90 per share, and received $1.1 million as payment for such shares.

On February 25, 2026, we announced the declaration of the amounts per share set forth below for our Class I shares, Class S shares, and Class D shares. The distributions for Class I shares, Class S shares and Class D shares were payable to the stockholders of record as of the open of business on February 28, 2026 and will be paid on March 30, 2026. The distributions will be paid in cash or reinvested in the Class I shares, Class S shares or Class D shares, as applicable, for stockholders participating in our distribution reinvestment plan.

	Gross Distribution	Special Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16500	$-	$-	$0.16500
Class S Common Shares	0.16500	-	0.01904	0.14596
Class D Common Shares	0.16500	-	0.00560	0.15940

On March 2, 2026, pursuant to the Offering, we received approximately $8.3 million in subscriptions from third party unaffiliated investors. The purchase price per Class I share, Class S share and Class D share will equal the Company’s net asset value per Class I share, Class S share and Class D share, respectively, as of the last calendar day of February 2026 (the “February NAV”), which is generally expected to be available within 20 business days after March 2, 2026. At that time, the number of Class I shares, Class S shares, and Class D shares issued to each investor based on the February NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares, and Class D share, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, March 2, 2026.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, in illiquid debt and equity securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Adviser, as the Board’s valuation designee, in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of December 31, 2025, 99.6% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statements of Assets and Liabilities as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	$8.6	$4.2	$4.4
Up 75 basis points	6.5	3.1	3.4
Up 50 basis points	4.3	2.1	2.2
Up 25 basis points	2.2	1.0	1.2
Down 25 basis points	(2.2)	(1.0)	(1.2)
Down 50 basis points	(4.3)	(2.1)	(2.2)
Down 75 basis points	(6.5)	(3.1)	(3.4)
Down 100 basis points	(8.6)	(4.2)	(4.4)
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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT PRIVATE CREDIT INCOME CORP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Los Angeles, CA, PCAOB ID: 42)	78
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	79
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023	81
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025 and 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023	82
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023	83
Consolidated Schedule of Investments as of December 31, 2025	84
Consolidated Schedule of Investments as of December 31, 2024	102
Notes to Consolidated Financial Statements	112

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Crescent Private Credit Income Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Crescent Private Credit Income Corp. (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2025 and 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for the years ended December 31, 2025 and 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the syndication agents, underlying investees and others; when replies were not received from the syndication agents, underlying investees and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Los Angeles, California

March 6, 2026

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

	As of December 31, 2025	As of December 31, 2024

Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $870,675 and $280,031, respectively)	$879,592	$282,161
Cash and cash equivalents	84,758	10,695
Restricted cash and cash equivalents	13,208	10,672
Interest receivable	2,402	1,372
Receivable from unsettled transactions	1,881	1,299
Deferred offering costs	366	2,202
Other assets	-	3,377
Total assets	$982,207	$311,778

Liabilities
Debt (net of deferred financing costs of $6,873 and $1,413, respectively)	$413,099	$110,566
Payable for investments purchased	49,687	2,094
Subscriptions received in advance	43,990	8,500
Interest and other debt financing costs payable	3,770	1,917
Distribution payable	3,437	1,536
Management fees payable	1,313	545
Accrued expenses and other liabilities	1,842	5,895
Total liabilities	517,138	131,053

Commitments and Contingencies (Note 7)
Net assets
Common stock, par value $0.01 per share (300,000,000 shares authorized, 17,187,406 and 6,677,756 shares issued and outstanding, respectively)	172	67
Paid-in capital in excess of par value	454,557	171,093
Accumulated earnings/(loss)	10,340	9,565
Total net assets	465,069	180,725
Total liabilities and net assets	$982,207	$311,778

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

NET ASSET VALUE PER SHARE	As of December 31, 2025	As of December 31, 2024
Class I Shares:
Net assets	$465,005	$180,725
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	17,185,048	6,677,756
Net asset value per share	$27.06	$27.06
Class S Shares:
Net assets	$64	$-
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	2,358	-
Net asset value per share	$27.06	$-

Crescent Private Credit Income Corp.
Consolidated Statements of Operations
(in thousands, except for per share data)

	For the Year Ended	For the Year Ended	For the period from May 5, 2023 (Commencement of Operations) through
	December 31, 2025	December 31, 2024	December 31, 2023
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$44,672	$22,898	$3,882
Paid-in-kind interest	1,449	305	-
Dividend income	562	-	-
Other income	703	391	160
Total investment income	47,386	23,594	4,042

Expenses:
Interest and other debt financing costs	13,917	6,346	188
Management fees	3,797	1,979	590
Income based incentive fees	2,875	879	198
Offering costs	2,731	1,521	-
Professional fees	1,051	820	277
Directors’ fees	268	185	142
Capital gains based incentive fees	140	151	172
Organizational costs	-	1,544	-
Administrative services expenses	1,339	1,475	571
Other general and administrative expenses	1,117	783	296
Total expenses	27,235	15,683	2,434
Management fees waiver	(58)	(585)	(590)
Income based incentive fees waiver	(2,875)	(879)	(198)
Capital gains based incentive fees waiver	(140)	(151)	(172)
Expense support reimbursement	(5,419)	(5,034)	-
Net expenses	18,743	9,034	1,474
Net investment income before taxes	28,643	14,560	2,568
Provision for excise taxes	222	325	110
Net investment income	28,421	14,235	2,458
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(2,900)	(97)	-
Foreign currency transactions	(1,736)	(87)	-
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	6,787	755	1,375
Foreign currency translation	(1,032)	636	-
Net realized and unrealized gains (losses) on investments	1,119	1,207	1,375
Net increase in net assets resulting from operations	$29,540	$15,442	$3,833

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)

	For the Year Ended	For the Year Ended	For the period from May 5, 2023 (Commencement of Operations) through
	December 31, 2025	December 31, 2024	December 31, 2023
Net increase (decrease) in net assets resulting from operations:
Net investment income	$28,421	$14,235	$2,458
Net realized gain (loss) on investments	(4,636)	(184)	-
Net change in unrealized appreciation (depreciation)	5,755	1,391	1,375
Total net increase (decrease) in net assets resulting from operations:	29,540	15,442	3,833

Share Transactions
Class I:
Issuance of common stock	283,715	71,570	100,000
Distributions reinvested	12	-	-
Distributions to Stockholders	(28,983)	(10,145)	-
Net increase (decrease) from share transactions - Class I	254,744	61,425	100,000
Class S:
Issuance of common stock	60	-	-
Distributions reinvested	3	-	-
Distributions to Stockholders	(3)	-	-
Net increase (decrease) from share transactions - Class S	60	-	-
Total increase (decrease) in net assets	284,344	76,867	103,833
Net assets, beginning of period	$180,725	$103,858	$25
Net assets, end of period	$465,069	$180,725	$103,858

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended	For the Year Ended	For the period from May 5, 2023 (Commencement of Operations) through
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$29,540	$15,442	$3,833
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(750,855)	(231,846)	(113,237)
Paid-in-kind interest income	(1,449)	-	-
Proceeds from sales of investments and principal repayments	160,853	65,556	424
Net realized (gain) loss on investments, foreign currency transactions	4,636	184	-
Net change in unrealized (appreciation) depreciation on investments, foreign currency translation	(5,755)	(1,391)	(1,375)
Amortization of premium and accretion of discount, net	(3,829)	(1,006)	(106)
Amortization of deferred offering costs	2,731	1,521	-
Amortization of deferred financing costs	905	359	23
Change in operating assets and liabilities:
(Increase) decrease in receivable from unsettled transactions	(582)	(1,299)	-
(Increase) decrease in interest receivable	(1,030)	(701)	(671)
(Increase) decrease in other assets	(161)	(3,374)	(3)
Increase (decrease) in payable for investments purchased	47,593	(15,668)	17,762
Increase (decrease) in interest and other debt financing costs payable	2,498	1,740	177
Increase (decrease) in management fees payable	768	545	-
Increase (decrease) in accrued expenses and other liabilities	(756)	4,698	1,197
Net cash provided by (used for) operating activities	$(514,893)	$(165,240)	$(91,976)

Cash flows from financing activities:
Proceeds from issuance of common stock	283,775	71,570	100,000
Increase (decrease) in subscriptions received in advance	35,490	8,500	-
Distributions paid	(27,070)	(8,609)	-
Offering costs paid	(654)	(3,723)	-
Borrowings on credit facilities	532,669	120,621	22,500
Repayments on credit facilities	(230,207)	(30,500)	-
Deferred financing and debt issuance costs paid	(2,661)	-	(1,795)
Net cash provided by (used for) financing activities	591,342	157,859	120,705
Effect of exchange rate changes on cash denominated in foreign currency	150	(6)	-
Net increase (decrease) in cash and cash equivalents	76,599	(7,387)	28,729
Cash and cash equivalents, restricted cash and foreign currency, beginning of period	21,367	28,754	25
Cash and cash equivalents, restricted cash and foreign currency, end of period (1)	$97,966	$21,367	$28,754

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$10,520	$4,234	$-
Cash paid during the period for taxes	$327	$110	$-
Accrued but unpaid distributions	$3,437	$1,536	$-
Reinvestment of distributions during the period	$15	$-	$-
Non-cash settlement of offering costs	$3,103	$-	$-
Non-cash borrowings on credit facilities	$4,349	$-	$-
Non-cash settlement of deferred financing	$3,704	$-	$-

(1) As of December 31, 2025, the balance included cash and cash equivalents of $84,758 (including cash denominated in foreign currency of $634) and restricted cash and cash equivalents of $13,208 (including cash denominated in foreign currency of $721). As of December 31, 2024, the balance included cash and cash equivalents of $10,695 (including cash denominated in foreign currency of $40) and restricted cash and cash equivalents of $10,672 (including cash denominated in foreign currency of $440).

e

inde

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
Accurate Finance Sub, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			09/2032	$-	$(1)	(0.0)%	$(2)
Accurate Finance Sub, LLC (4)(5)	Senior Secured First Lien Revolver			09/2032	-	(1)	(0.0)	(1)
Accurate Finance Sub, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	09/2032	550	546	0.1	546
Ahead DB Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 250, 75 Floor	6.17%	02/2031	2,813	2,806	0.6	2,813
Altar Bidco, Inc. (7)	Senior Secured First Lien Term Loan	S + 310, 50 Floor	6.78%	02/2029	3,307	3,279	0.7	3,278
Ascend Learning, LLC (7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.72%	12/2028	767	767	0.2	771
Bingo Holdings I LLC (7)	Senior Secured First Lien Term Loan	S + 475	8.42%	06/2032	2,579	2,556	0.5	2,534
Boxer Parent Company Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 300	6.82%	07/2031	3,750	3,741	0.8	3,745
Brand Industrial Services (7)	Senior Secured First Lien Term Loan	S + 450, 50 Floor	8.35%	08/2030	685	668	0.1	626
Chariot Buyer (7)	Senior Secured First Lien Term Loan	S + 300	6.72%	09/2032	2,237	2,234	0.5	2,244
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	6.92%	08/2032	512	512	0.1	513
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	6.92%	03/2031	2,552	2,552	0.6	2,558
Corelogic, Inc. (7)	Senior Secured First Lien Term Loan	S + 361.45, 50 Floor	7.33%	06/2028	2,238	2,240	0.5	2,243
Dayforce Inc (7)(11)	Senior Secured First Lien Term Loan	S + 300	6.69%	10/2032	3,375	3,368	0.7	3,369
GB Eagle Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.35%	12/2030	1,282	1,277	0.3	1,269
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			12/2030	-	(4)	(0.0)	(5)
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.17%	12/2030	3,162	3,134	0.7	3,130
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.35%	12/2030	20,403	20,202	4.3	20,199
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	-	(51)	(0.0)	(104)
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			12/2030	-	(40)	(0.0)	(41)
Genesys Cloud Services Holdings II LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.22%	12/2027	2,840	2,805	0.6	2,838
Iron Mountain Inc (6)(7)	Senior Secured First Lien Term Loan	S + 200	5.72%	01/2031	2,813	2,813	0.6	2,816
Mcafee Corp. (7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.72%	03/2029	2,000	1,908	0.4	1,852
Parts Town	Unitranche First Lien Term Loan	S + 500 (175 PIK), 75 Floor	8.67%	04/2030	5,447	5,419	1.2	5,433
Parts Town (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2030	-	-	(0.0)	(1)
Ping Identity Corp (7)	Senior Secured First Lien Term Loan	S + 275	6.59%	11/2032	1,117	1,118	0.2	1,121
Pushpay USA Inc. (7)	Senior Secured First Lien Term Loan	S + 419.46	8.07%	08/2031	992	986	0.2	993
Qlik Technologies (7)(11)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	6.94%	10/2030	2,803	2,810	0.6	2,802
Quartz Acquireco LLC (Qualtrics)	Senior Secured First Lien Term Loan	S + 225	5.92%	06/2030	2,808	2,805	0.6	2,808
Realpage, Inc. (7)	Senior Secured First Lien Term Loan	S + 326.16, 50 Floor	6.93%	04/2028	2,240	2,232	0.5	2,241
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Red Planet Borrower, LLC (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.72%	09/2032	2,158	2,137	0.5	2,165
Sovos Compliance, LLC (7)	Senior Secured First Lien Term Loan	S + 325	6.97%	08/2029	1,586	1,584	0.3	1,593
TransDigm Inc (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.22%	02/2031	2,793	2,803	0.6	2,807
Zayo Group Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.22%	09/2032	1,751	1,680	0.4	1,667
Zelis Payments Buyer Inc (7)	Senior Secured First Lien Term Loan	S + 275	6.47%	09/2029	2,638	2,615	0.6	2,616
					84,198	83,500	18.0	83,436
Commercial and Professional Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.72%	08/2030	3,059	3,049	0.6	2,960
AlixPartners, LLP (7)(11)	Senior Secured First Lien Term Loan	S + 200	5.69%	08/2032	2,810	2,814	0.6	2,818
Allied Universal Holdco LLC (7)	Senior Secured First Lien Term Loan	S + 335	7.07%	08/2032	2,419	2,417	0.5	2,434
Career Certified LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.67%	02/2031	99	99	0.0	99
Career Certified LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	-	(1)	-	-
Career Certified LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.67%	02/2031	746	741	0.2	746

CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.20%	10/2028	413	410	0.1	408
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.20%	10/2028	1,038	1,030	0.2	1,026
CMG Holdco (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.78%	10/2028	1,071	1,059	0.2	1,054
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	-	(4)	(0.0)	(7)
CMG Holdco (4)(5)	Unitranche First Lien Revolver			10/2028	-	(4)	(0.0)	(6)
CMG Holdco	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.20%	10/2028	700	695	0.1	691
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	-	(20)	(0.0)	(51)
CMG Holdco (4)(5)	Unitranche First Lien Revolver			11/2030	-	(6)	(0.0)	(8)
Crisis Prevention Institute, Inc. (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.67%	04/2031	2,040	2,036	0.4	2,032
Dispatch Acquisition Holdings, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.42%	11/2032	1,673	1,627	0.3	1,627
Dispatch Acquisition Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	11/2032	25,385	25,131	5.4	25,131
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.48%	06/2031	1,048	1,040	0.2	1,030
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.48%	06/2031	1,766	1,754	0.4	1,748
Duraserv LLC (5)	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.57%	06/2030	119	112	0.0	110
Duraserv LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.48%	06/2031	4,761	4,725	1.0	4,714
Duraserv LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2031	-	(17)	(0.0)	(36)
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Fairbanks Morse Defense (7)	Senior Secured First Lien Term Loan	S + 275	6.42%	06/2030	1,173	1,163	0.3	1,179
FS Investments (Franklin Sq.)	Senior Secured First Lien Term Loan	S + 225	6.17%	04/2031	2,833	2,805	0.6	2,762
Galway Borrower, LLC (5)	Unitranche First Lien Revolver	S + 450, 75 Floor	8.19%	09/2028	121	117	0.0	117
Galway Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 75 Floor	8.17%	09/2028	1,121	1,088	0.2	1,135
GN Loanco, LLC (7)	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.34%	12/2030	3,080	3,034	0.7	3,065
Halo Buyer Inc (5)	Unitranche First Lien Revolver	S + 600, 100 Floor	9.72%	08/2029	187	178	0.0	194
Halo Buyer Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.72%	08/2029	3,452	3,394	0.8	3,499
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.92%	10/2030	326	320	0.1	323
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2029	-	(9)	(0.0)	(5)
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.09%	10/2030	3,461	3,387	0.7	3,426
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.92%	10/2030	521	518	0.1	514
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.92%	10/2030	101	100	0.0	100
Lawn Star Buyer, LLC (4)(5)	Senior Secured First Lien Revolver			06/2031	-	(6)	-	-
Lawn Star Buyer, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.42%	06/2031	1,800	1,784	0.4	1,799
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500, 75 Floor	8.87%	03/2029	2,940	2,894	0.6	2,769
Midwest Physician Administrative Services, LLC (7)	Senior Secured First Lien Term Loan	S + 326.16, 75 Floor	6.93%	03/2028	1,675	1,575	0.3	1,528
Neptune Bidco US Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 510, 50 Floor	9.01%	04/2029	2,619	2,545	0.6	2,596
Northstar (7)	Senior Secured First Lien Term Loan	S + 475, 50 Floor	8.59%	05/2030	572	570	0.1	578
Pre-paid Legal Services, Inc. (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	6.97%	12/2028	1,635	1,632	0.3	1,585
Prime Security Services Borrower, LLC (P1/ADT) (6)(7)	Senior Secured First Lien Term Loan	S + 200	6.13%	10/2030	2,812	2,816	0.6	2,820
Quidelortho Corp (6)(7)	Senior Secured First Lien Term Loan	S + 400	7.72%	08/2032	3,072	3,056	0.7	3,075
Southern Veterinary Partners LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.37%	12/2031	1,494	1,486	0.3	1,493
Trace3 (Escape Velocity Holdings) (5)(7)(11)	Senior Secured First Lien Delayed Draw Term Loan			10/2032	-	-	0.0	1
Trace3 (Escape Velocity Holdings) (7)(11)	Senior Secured First Lien Term Loan	S + 400	7.69%	10/2032	1,692	1,695	0.4	1,698
Trugreen (7)	Senior Secured First Lien Term Loan	S + 410, 75 Floor	7.82%	11/2027	2,084	2,023	0.4	2,047
Unosquare, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2031	-	-	(0.0)	(10)
Unosquare, LLC (4)(5)	Senior Secured First Lien Revolver			06/2031	-	-	(0.0)	(4)
Unosquare, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.47%	06/2031	3,042	3,014	0.6	3,022
Vaco Holdings, LLC (7)	Senior Secured First Lien Term Loan	S + 500, 75 Floor	8.67%	01/2029	1,424	1,314	0.3	1,166
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2031	-	(0)	(0.0)	(1)
DecisionHR Holdings, Inc	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.28%	12/2031	700	695	0.1	695

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Revolver			12/2031	-	(1)	(0.0)	(1)
					93,084	91,874	19.5	91,685
Consumer Discretionary Distribution and Retail
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 325, 75 Floor	6.97%	01/2032	2,985	2,974	0.6	3,007
Family Dollar	Senior Secured Second Lien Term Loan	S + 650, 100 Floor	10.37%	07/2030	10,000	9,912	2.2	10,300
Gloves Buyers, Inc. (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.72%	01/2032	2,280	2,230	0.5	2,273
Harbor Freight Tools USA, Inc (7)(11)	Senior Secured First Lien Term Loan	S + 225	5.94%	06/2031	2,845	2,813	0.6	2,822
Inspire Brands, Inc. (Arby’s & Buffalo Wild Wings) (7)	Senior Secured First Lien Term Loan	S + 250, 75 Floor	6.22%	12/2030	2,798	2,801	0.6	2,808
Mavis Tire Express (7)	Senior Secured First Lien Term Loan	S + 300, 75 Floor	6.72%	05/2028	1,860	1,859	0.4	1,868
PetSmart (7)	Senior Secured First Lien Term Loan	S + 400	7.73%	08/2032	3,034	3,010	0.7	3,026
					25,802	25,599	5.6	26,104
Consumer Durables and Apparel
HP PHRG Borrower, LLC (7)(11)	Senior Secured First Lien Term Loan	S + 400	7.67%	02/2032	3,007	2,952	0.6	2,994
Hunter Douglas Holdings UK Limited (6)(7)	Senior Secured First Lien Term Loan	S + 325	6.92%	01/2032	1,738	1,715	0.4	1,749
Varsity Brands (7)	Senior Secured First Lien Term Loan	S + 300	6.67%	08/2031	2,608	2,580	0.6	2,621
					7,353	7,247	1.6	7,364
Consumer Services
Astro Acquisition LLC (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	7.12%	08/2032	1,298	1,298	0.3	1,310
Caesars Entertainment Inc (6)(7)	Senior Secured First Lien Term Loan	S + 225, 50 Floor	5.97%	02/2030	3,205	3,182	0.7	3,188
CPM Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 450, 50 Floor	8.34%	09/2028	1,532	1,512	0.3	1,527
Dave & Buster's, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 325	7.13%	11/2031	1,350	1,294	0.3	1,211
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2031	-	(3)	-	-
Essential Services Holding Corporation (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.88%	06/2030	186	182	0.0	186
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.88%	06/2031	3,792	3,760	0.8	3,792
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	6.97%	01/2029	2,804	2,795	0.6	2,806
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 350, 75 Floor	7.22%	04/2030	3,072	3,026	0.7	3,055
Landscape Workshop LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.67%	05/2032	2,492	2,463	0.6	2,619
Landscape Workshop LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.67%	05/2031	564	534	0.1	564
Landscape Workshop LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	05/2032	19,411	19,223	4.3	19,799
Learning Care Group (US) No. 2 Inc. (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.86%	08/2028	2,194	2,177	0.4	1,838
Marriott Ownership Resorts, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 225	5.97%	03/2031	2,813	2,799	0.6	2,820
Scientific Games Holdings LP (7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.93%	04/2029	3,038	3,018	0.6	2,988
Voyager Parent LLC (6)(7)	Senior Secured First Lien Term Loan	S + 475	8.42%	07/2032	2,993	2,965	0.6	2,998

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2032	-	(2)	(0.0)	(3)
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Revolver			12/2032	-	(2)	(0.0)	(2)
CRS TH Holdings, Corp.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	12/2032	1,375	1,365	0.3	1,365
					52,119	51,586	11.2	52,061
Diversified Financials
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.63%	11/2030	1,687	1,676	0.4	1,687
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.49%	11/2030	330	327	0.1	330
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	-	(2)	-	-
					2,017	2,001	0.5	2,017
Energy
Brazos (7)	Senior Secured First Lien Term Loan	S + 250, 50 Floor	6.27%	02/2030	1,865	1,866	0.4	1,870
Cornerstone Generation, LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.09%	10/2031	364	363	0.1	368
Delek US Holdings, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.22%	11/2029	1,796	1,795	0.4	1,800
Vistra Zero Operating Company, LLC (7)(11)	Senior Secured First Lien Term Loan	S + 200	5.69%	04/2031	3,210	3,182	0.7	3,184
					7,235	7,206	1.6	7,222
Financial Services
Americana Partners LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2031	-	(4)	-	-
Americana Partners LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(3)	-	-
Americana Partners LLC	Unitranche First Lien Term Loan	S + 425, 75 Floor	7.92%	05/2031	650	645	0.1	650
Aretec Group (Cetera) (7)	Senior Secured First Lien Term Loan	S + 300	6.72%	08/2030	1,500	1,502	0.3	1,508
Blackhawk Network Holdings, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 400, 100 Floor	7.67%	03/2029	2,234	2,231	0.5	2,247
Camelot US (6)(7)	Senior Secured First Lien Term Loan	S + 325	6.97%	01/2031	2,810	2,801	0.6	2,818
Cary Street Partners (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.42%	05/2031	178	165	0.0	178
Cary Street Partners (4)(5)	Senior Secured First Lien Revolver			05/2031	-	(4)	-	-
Cary Street Partners	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.42%	05/2031	1,791	1,770	0.4	1,791
Coral-Us Co-Borrower LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.15%	01/2032	3,860	3,805	0.8	3,794
Fortress Intermediate 3 Inc (7)	Senior Secured First Lien Term Loan	S + 300	6.78%	06/2031	1,869	1,849	0.4	1,873
HPOne (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2031	-	(6)	(0.0)	(8)
HPOne (4)(5)	Senior Secured First Lien Revolver			08/2031	-	(21)	(0.0)	(21)
HPOne	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	08/2031	10,800	10,720	2.3	10,724
Jane Street Group / JSG Finance Inc (7)	Senior Secured First Lien Term Loan	S + 200	5.82%	12/2031	3,755	3,729	0.8	3,742

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Jump Financial LLC	Senior Secured First Lien Term Loan	S + 350	7.17%	02/2032	475	474	0.1	470
Kestra Advisor Services Holdings A, Inc. (7)	Senior Secured First Lien Term Loan	S + 300	6.72%	03/2031	2,436	2,432	0.5	2,444
LBM Acquisition (7)	Senior Secured First Lien Term Loan	S + 385, 75 Floor	7.58%	05/2034	2,534	2,436	0.5	2,383
Modena Buyer LLC (7)	Senior Secured First Lien Term Loan	S + 450	8.34%	07/2031	2,594	2,548	0.6	2,586
Nexus (7)	Senior Secured First Lien Term Loan	S + 350	7.22%	07/2031	793	787	0.2	783
Nexus (7)	Senior Secured First Lien Term Loan	S + 400	7.72%	07/2031	1,986	1,989	0.4	1,974
Numera (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2032	-	(1)	(0.0)	(2)
Numera (4)(5)	Unitranche First Lien Revolver			08/2032	-	(1)	(0.0)	(1)
Numera	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.72%	08/2032	600	596	0.1	596
Plano Holdco, Inc.	Senior Secured First Lien Term Loan	S + 350	7.17%	10/2031	2,291	2,245	0.5	2,228
Rand Parent, LLC (7)	Senior Secured First Lien Term Loan	S + 300	6.67%	03/2030	2,810	2,788	0.6	2,822
Savers (7)(11)	Senior Secured First Lien Term Loan	S + 300	6.70%	09/2032	2,545	2,538	0.6	2,561
Star Parents, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	7.67%	09/2030	3,048	2,986	0.7	3,055
Summit Acquisition Inc	Senior Secured First Lien Term Loan	S + 350	7.22%	10/2031	846	844	0.2	853
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.57%	11/2031	1,762	1,751	0.4	1,762
UHY Advisors , Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.42%	11/2031	212	208	0.0	212
UHY Advisors , Inc. (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.42%	11/2031	130	127	0.0	130
Vrs Buyer Inc (5)(7)	Senior Secured First Lien Delayed Draw Term Loan			10/2032	-	-	-	-
Vrs Buyer Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.24%	10/2032	604	601	0.1	607
White Cap Supply Holdings, LLC (7)	Senior Secured First Lien Term Loan	S + 325	6.97%	10/2029	2,798	2,755	0.6	2,813
Chicago US Midco III LP (5)	Senior Secured First Lien Delayed Draw Term Loan			10/2032	-	1	0.0	1
Chicago US Midco III LP	Senior Secured First Lien Term Loan	S + 250	6.22%	10/2032	2,438	2,447	0.5	2,446
Jefferies Finance LLC (6)(7)(11)	Senior Secured First Lien Term Loan	S + 275	6.50%	10/2031	3,205	3,182	0.7	3,188
					63,554	62,912	13.6	63,207
Food, Beverage and Tobacco
Aspire Bakeries Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 350	7.22%	12/2030	447	445	0.1	450
Primary Products (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	7.19%	04/2029	1,576	1,572	0.3	1,559
					2,023	2,017	0.4	2,009
Health Care Equipment and Services
1-800 Contacts (CNT Holdings I Corp) (7)	Senior Secured First Lien Term Loan	S + 225, 75 Floor	6.09%	11/2032	2,793	2,800	0.6	2,803
Admi Corp. (7)	Senior Secured First Lien Term Loan	S + 386.45, 50 Floor	7.58%	12/2027	1,583	1,550	0.3	1,505
Admi Corp. (7)	Senior Secured First Lien Term Loan	S + 575	9.47%	12/2027	517	506	0.1	497
Agiliti Health, Inc. (7)	Senior Secured First Lien Term Loan	S + 300	6.86%	05/2030	2,006	1,954	0.4	1,970

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Amneal Pharmaceuticals LLC (6)(7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.22%	08/2032	998	995	0.2	1,007
Angels of Care	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.22%	02/2030	3,684	3,656	0.8	3,684
Angels of Care (4)(5)	Senior Secured First Lien Revolver			02/2030	-	(3)	-	-
Angels of Care (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.43%	02/2030	273	271	0.1	273
Arrow Management Acquisition, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2032	-	(32)	0.0	89
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.67%	07/2032	779	757	0.2	779
Arrow Management Acquisition, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	07/2032	19,239	19,048	4.2	19,488
Avalign Technologies, Inc. (5)	Unitranche First Lien Revolver	S + 650, 75 Floor	10.22%	12/2028	461	449	0.1	380
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S + 725 (362.5 PIK), 75 Floor	11.07%	12/2028	7,394	7,303	1.5	6,746
Bristol Hospice (4)(5)	Unitranche First Lien Revolver			08/2032	-	(22)	-	-
Bristol Hospice	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.62%	08/2032	24,239	24,003	5.3	24,724
BVI Medical Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (500 PIK), 75 Floor	10.13%	03/2032	126	124	0.0	124
BVI Medical Inc. (4)(5)	Unitranche First Lien Revolver			03/2032	-	(9)	(0.0)	(9)
BVI Medical Inc.	Unitranche First Lien Term Loan	S + 625 (500 PIK), 75 Floor	9.97%	03/2032	8,423	8,311	1.8	8,375
Cvet Midco 2, L.P. (7)	Senior Secured First Lien Term Loan	S + 500, 50 Floor	8.67%	10/2029	2,095	1,977	0.4	1,889
Embecta Corp. (6)(7)(11)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.72%	03/2029	2,414	2,413	0.5	2,422
Global Medical Response Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.38%	10/2032	1,996	1,990	0.4	2,011
HAH Group Holding Company (7)	Senior Secured First Lien Term Loan	S + 500	8.72%	09/2031	2,313	2,248	0.4	2,038
Hanger, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 350	7.22%	10/2031	1,753	1,751	0.4	1,761
Hanger, Inc. (5)(7)(11)	Senior Secured First Lien Delayed Draw Term Loan	S + 350	7.22%	10/2031	134	133	0.0	135
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2032	-	(13)	0.0	4
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			09/2032	-	(12)	-	-
Headlands Buyer, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.74%	09/2032	6,780	6,713	1.5	6,789
Heartland Dental LLC (7)	Senior Secured First Lien Term Loan	S + 375	7.47%	08/2032	1,407	1,405	0.3	1,414
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	13.50 PIK	13.50%	06/2031	3,528	3,468	0.8	3,633
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	-	(21)	-	-
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.67%	06/2030	6,759	6,651	1.5	6,827
Laseraway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 601.16, 75 Floor	9.89%	10/2027	5,195	5,171	1.1	5,176
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 375	7.65%	11/2028	2,985	2,979	0.6	2,998
LifePoint Health Inc (7)(11)	Senior Secured First Lien Term Loan	S + 350	7.19%	05/2031	1,865	1,870	0.4	1,870
LTC Ally Inc (4)(5)	Senior Secured First Lien Revolver			04/2031	-	(1)	-	-
LTC Ally Inc	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.73%	04/2031	2,786	2,766	0.6	2,786

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MB2 Dental	Unitranche First Lien Term Loan	S + 550, 75 Floor	9.22%	02/2031	5,447	5,405	1.2	5,502
MB2 Dental (5)	Unitranche First Lien Revolver	S + 550, 75 Floor	9.22%	02/2031	69	66	0.0	69
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.22%	02/2031	993	986	0.2	1,003
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.22%	02/2031	789	776	0.2	797
Medical Review Institute of America (5)	Unitranche First Lien Revolver	P + 400, 100 Floor	10.75%	07/2030	64	58	0.0	48
Medical Review Institute of America	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.67%	07/2030	5,629	5,582	1.2	5,515
Net Health Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			07/2031	-	(9)	(0.0)	(3)
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.47%	07/2031	8,775	8,704	1.9	8,754
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.47%	07/2031	2,940	2,912	0.6	2,933
Organon & Co (6)(7)	Senior Secured First Lien Term Loan	S + 225, 50 Floor	5.97%	05/2031	2,920	2,826	0.6	2,821
Outcomes Group Holding Inc (7)	Senior Secured First Lien Term Loan	S + 300	6.72%	05/2031	1,990	1,983	0.4	2,005
Owens & Minor, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 375, 50 Floor	7.47%	03/2029	2,025	2,009	0.4	1,959
Premier Care Dental Management, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.72%	08/2028	5,064	5,019	1.1	4,981
Team Health Holdings Inc (7)	Senior Secured First Lien Term Loan	S + 450	8.34%	06/2028	726	726	0.2	730
Viant Medical Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	7.72%	10/2031	1,439	1,432	0.3	1,427
National Mentor Holdings, Inc. (5)(7)	Senior Secured First Lien Delayed Draw Term Loan			12/2030	-	-	0.0	1
National Mentor Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 600	9.72%	12/2030	860	835	0.2	863
					154,255	152,459	33.0	153,593
Insurance
Acrisure, LLC (7)	Senior Secured First Lien Term Loan	S + 300	6.72%	11/2030	2,798	2,805	0.6	2,799
Alliant Holdings Intermediate LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.22%	09/2031	2,798	2,801	0.6	2,807
AmWINS Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 225, 75 Floor	5.97%	01/2032	2,992	3,004	0.6	3,004
King Risk Partners LLC	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.22%	04/2031	2,264	2,248	0.5	2,264
King Risk Partners LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.22%	04/2031	1,243	1,238	0.3	1,243
King Risk Partners LLC (4)(5)	Unitranche First Lien Revolver			04/2031	-	(3)	-	-
Onedigital Borrower LLC (7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.72%	07/2031	1,592	1,592	0.3	1,598
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.47%	10/2031	388	382	0.1	374

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.47%	10/2031	88	82	0.0	81
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.47%	10/2031	5,950	5,900	1.3	5,891
Tropolis Holdings LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.17%	02/2031	549	546	0.1	549
Tropolis Holdings LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	-	(1)	-	-
Tropolis Holdings LLC	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.17%	02/2031	347	344	0.1	347
Tropolis Holdings LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.54%	02/2031	179	179	0.0	179
Verscend Holding Corp (Cotiviti) (7)	Senior Secured First Lien Term Loan	S + 275	6.62%	05/2031	2,893	2,792	0.6	2,787
					24,081	23,909	5.1	23,923
Materials
Berlin Packaging L.L.C. (7)	Senior Secured First Lien Term Loan	S + 325	7.12%	06/2031	1,746	1,734	0.4	1,752
Chemours (6)(7)	Senior Secured First Lien Term Loan	S + 350	7.22%	10/2032	2,904	2,857	0.6	2,879
Clydesdale Acquisition Holdings, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 325	6.97%	04/2032	2,598	2,590	0.6	2,599
Cornerstone (7)	Senior Secured First Lien Term Loan	S + 450, 50 Floor	8.25%	05/2031	2,305	2,079	0.4	1,646
Discovery Purchaser Corporation (7)	Senior Secured First Lien Term Loan	S + 375, 50 Floor	7.61%	10/2029	2,259	2,239	0.5	2,177
Hexion Holdings Corporation (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.73%	03/2029	1,797	1,781	0.4	1,738
Kodiak BP, LLC (7)	Senior Secured First Lien Term Loan	S + 375	7.47%	12/2031	2,113	2,053	0.4	2,067
LTI Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 375	7.47%	07/2029	1,315	1,283	0.3	1,325
Lummus Technology Holdings V LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.22%	12/2029	2,808	2,808	0.6	2,814
Mauser Packaging Solutions Holding Co (BWAY) (7)(11)	Senior Secured First Lien Term Loan	S + 350	7.19%	04/2030	2,830	2,802	0.6	2,781
MI Windows & Doors (Miter) (7)	Senior Secured First Lien Term Loan	S + 275	6.47%	03/2031	1,870	1,870	0.4	1,874
Olympus Water US Holding Corp (7)	Senior Secured First Lien Term Loan	S + 325	6.92%	07/2032	1,690	1,690	0.4	1,682
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(1)	-	-
Online Labels Group, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.92%	12/2029	87	86	0.0	87
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.92%	12/2029	1,421	1,411	0.3	1,421
Oscar Acquisitionco, LLC (7)	Senior Secured First Lien Term Loan	S + 425, 50 Floor	7.92%	04/2029	1,847	1,705	0.3	1,335
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.75%	01/2031	1,537	1,521	0.3	1,529
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	01/2031	884	884	0.2	879
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	(2)	(0.0)	(2)
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	-	(0.0)	(1)
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	-	(0.0)	(2)
Plastipak Packaging Inc (7)(11)	Senior Secured First Lien Term Loan	S + 250	6.19%	09/2032	2,808	2,808	0.6	2,818
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.22%	08/2026	731	726	0.1	678
Quikrete Holdings, Inc (7)(11)	Senior Secured First Lien Term Loan	S + 225	5.94%	03/2029	2,793	2,803	0.6	2,806
Tiger Acquisition LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.23%	08/2032	560	560	0.1	563
Univar / Windsor Holdings III, LLC (7)	Senior Secured First Lien Term Loan	S + 275	6.47%	08/2030	1,396	1,403	0.3	1,401
USALCO (7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.22%	09/2031	1,698	1,698	0.4	1,708
USALCO (5)(7)	Senior Secured First Lien Delayed Draw Term Loan			09/2031	-	-	0.0	1
Wilsonart International Holdings LLC (7)(11)	Senior Secured First Lien Term Loan	S + 425	7.92%	08/2031	2,912	2,861	0.6	2,828
					44,909	44,248	9.4	43,383
Media and Entertainment
Arches Buyer Inc. (7)	Senior Secured First Lien Term Loan	S + 335	7.07%	12/2027	1,984	1,963	0.4	1,991
Cengage Learning , Inc. (6)(7)(11)	Senior Secured First Lien Term Loan	S + 350, 100 Floor	7.19%	03/2031	2,254	2,244	0.5	2,266
GoodRx (6)(7)	Senior Secured First Lien Term Loan	S + 375	7.47%	07/2029	509	505	0.1	510
Kingpin Intermediate Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 325	6.97%	09/2032	2,910	2,862	0.6	2,859
Knot Worldwide Inc. (7)	Senior Secured First Lien Term Loan	S + 375	7.47%	01/2028	1,489	1,468	0.3	1,252
Recess Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 375, 100 Floor	7.62%	02/2030	1,858	1,848	0.4	1,872
Univision Communications Inc. (7)	Senior Secured First Lien Term Loan	S + 425, 50 Floor	7.92%	06/2029	2,035	2,009	0.4	2,041
Versant Media Group Inc (7)(11)	Senior Secured First Lien Term Loan	S + 350	7.19%	10/2030	2,800	2,786	0.6	2,804
Virgin Media Bristol LLC (6)(7)	Senior Secured First Lien Term Loan	S + 327.5	7.05%	03/2031	4,360	4,308	0.9	4,327
					20,199	19,993	4.2	19,922
Pharmaceuticals, Biotechnology and Life Sciences
Endo Finance Holdings, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.72%	04/2031	2,578	2,539	0.6	2,561
Nephron Pharmaceuticals LLC	Unitranche First Lien - Last Out Term Loan	S + 920	13.19%	12/2027	2,462	2,432	0.5	2,462
RN Enterprises, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.97%	10/2031	174	165	0.0	174
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.81%	10/2031	116	105	0.0	116
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.02%	10/2031	5,432	5,373	1.2	5,432
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.77%	10/2031	693	688	0.1	692
WCG Intermediate Corp. (7)	Senior Secured First Lien Term Loan	S + 300	6.72%	02/2032	1,990	1,974	0.4	1,997
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(8)	(0.0)	(2)
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.47%	12/2029	3,308	3,248	0.7	3,291
WCT Group Holdings, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.47%	12/2029	1,900	1,891	0.4	1,890
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(2)	(0.0)	(1)
Parexel International Corp (7)	Senior Secured First Lien Term Loan	S + 275, 50 Floor	6.47%	12/2031	2,270	2,265	0.5	2,281
					20,923	20,670	4.5	20,893

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Real Estate Management and Development
CP Atlas Buyer Inc (7)	Senior Secured First Lien Term Loan	S + 525	8.97%	07/2030	2,334	2,257	0.5	2,264
Cushman & Wakefield US Borrower LLC (7)	Senior Secured First Lien Term Loan	S + 275, 50 Floor	6.47%	01/2030	743	746	0.2	749
Deep Blue Operating I LLC (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.59%	10/2032	748	749	0.2	752
					3,825	3,752	0.9	3,765
Software and Services
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 435	8.07%	08/2028	2,537	2,505	0.5	2,544
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 536.45	9.08%	01/2029	538	514	0.1	530
Bonterra LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.94%	03/2032	1,347	1,344	0.3	1,340
Bonterra LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.69%	03/2032	202	197	0.0	194
Bonterra LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	03/2032	12,396	12,344	2.7	12,334
Bonterra LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.69%	03/2032	1,384	1,359	0.3	1,358
C-4 Analytics	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.82%	05/2030	7,289	7,233	1.6	7,289
C-4 Analytics (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	8.82%	05/2030	225	219	0.0	225
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	-	(7)	-	-
CallRevu, LLC (5)	Unitranche First Lien Revolver			10/2032	-	-	-	-
CallRevu, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	10/2032	175	174	0.0	174
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625, 100 Floor	9.92%	12/2028	244	242	0.1	244
Concord III, LLC	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.67%	12/2028	5,576	5,541	1.2	5,576
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.92%	12/2028	297	293	0.1	297
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.25%	12/2028	1,696	1,696	0.4	1,696
DS Admiral	Senior Secured First Lien Term Loan	S + 425	7.92%	06/2031	2,048	2,029	0.4	2,017
Ensono (7)	Senior Secured First Lien Term Loan	S + 411.45, 75 Floor	7.83%	05/2028	1,595	1,568	0.3	1,597
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(8)	-	-
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	09/2030	4,410	4,326	0.9	4,410
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	09/2030	4,938	4,896	1.1	4,938
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (225 PIK), 100 Floor	9.59%	01/2031	1,026	1,021	0.2	1,026
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2031	-	(4)	(0.0)	(22)
Granicus, Inc.	Unitranche First Lien Term Loan	S + 575 (225 PIK), 100 Floor	9.59%	01/2031	3,972	3,944	0.9	3,972
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (225 PIK), 75 Floor	9.56%	01/2031	2	2	0.0	2
Imagine Learning LLC (7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.22%	12/2029	1,172	1,151	0.2	1,134

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Marlabs (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2030	-	(5)	-	-
Marlabs (5)	Senior Secured First Lien Revolver	S + 475, 100 Floor	8.57%	08/2030	67	64	0.0	67
Marlabs	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.42%	08/2030	3,292	3,260	0.7	3,292
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2031	-	(11)	-	-
Medicus IT (5)	Unitranche First Lien Revolver	P + 475, 75 Floor	11.50%	07/2031	83	75	0.0	83
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	07/2031	6,070	6,019	1.3	6,070
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	-	(2)	-	-
Medicus IT (5)	Unitranche First Lien Revolver	P + 500, 75 Floor	11.75%	06/2032	66	60	0.0	66
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	06/2032	11,387	11,302	2.4	11,387
Mermaid Bidco Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.15%	07/2031	749	749	0.2	752
Milano Acquisition Corp (Gainwell) (7)	Senior Secured First Lien Term Loan	S + 410, 75 Floor	7.77%	10/2027	2,477	2,426	0.5	2,438
Planview Parents, Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.17%	12/2027	2,562	2,503	0.5	2,465
Rightworks LLC (5)	Unitranche First Lien Revolver	S + 500, 100 Floor	8.72%	05/2029	165	165	0.0	165
Rightworks LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.72%	05/2029	11,440	11,440	2.5	11,440
Rocket Software (7)	Senior Secured First Lien Term Loan	S + 375, 50 Floor	7.47%	11/2028	2,803	2,793	0.6	2,806
Security Risk Advisors Intl, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2031	-	(2)	(0.0)	(5)
Security Risk Advisors Intl, LLC (5)	Unitranche First Lien Revolver	S + 450, 75 Floor	8.49%	09/2031	67	63	0.0	63
Security Risk Advisors Intl, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.49%	09/2031	3,850	3,822	0.8	3,822
Skopima Consilio Parent LLC (7)	Senior Secured First Lien Term Loan	S + 375, 50 Floor	7.47%	05/2028	2,274	2,210	0.4	2,084
SMX Group, LLC (7)	Senior Secured First Lien Term Loan	S + 450	8.22%	02/2032	5,393	5,343	1.1	5,344
Asurion, LLC (7)(11)	Senior Secured First Lien Term Loan	S + 425	7.94%	09/2030	997	997	0.2	998
					106,811	105,850	22.6	106,212
Telecommunication Services
CCI Buyer, Inc (4)(5)	Unitranche First Lien Revolver			05/2032	-	(15)	0.0	5
CCI Buyer, Inc	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.00%	05/2032	28,229	27,951	6.1	28,323
UPC (Sunrise Financing Partnership) (7)(11)	Senior Secured First Lien Term Loan	S + 250	6.19%	03/2032	2,805	2,816	0.6	2,818
Windstream Services LLC (6)	Senior Secured First Lien Term Loan	S + 400	7.72%	09/2032	3,070	3,059	0.7	3,085
					34,104	33,811	7.4	34,231
Transportation
Air Transport Services Group (Stonepeak Nile) (7)	Senior Secured First Lien Term Loan	S + 225	6.16%	04/2032	2,805	2,809	0.6	2,809
AIT Worldwide Logistics Holdings, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 400, 75 Floor	7.89%	04/2030	1,860	1,852	0.4	1,874
American Airlines Inc (6)(7)(11)	Senior Secured First Lien Term Loan	S + 225	5.94%	06/2029	2,782	2,782	0.6	2,789
American Axle & Manufacturing Inc (6)(7)(11)	Senior Secured First Lien Term Loan	S + 325	6.94%	09/2032	1,535	1,535	0.3	1,538
Jetblue Airways Corporation (6)(7)	Senior Secured First Lien Term Loan	S + 475, 50 Floor	8.44%	08/2029	2,411	2,300	0.5	2,320

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Les Schwab Tire (LS Group Opco Acquisition, LLC) (7)	Senior Secured First Lien Term Loan	S + 250	6.32%	04/2031	2,798	2,808	0.6	2,805
Tenneco Inc. (7)	Senior Secured First Lien Term Loan	S + 485, 50 Floor	8.74%	11/2028	1,522	1,501	0.3	1,495
Avis Budget Car Rental LLC (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.22%	07/2032	1,870	1,875	0.4	1,866
					17,583	17,462	3.7	17,496
Total Debt Investments United States					$764,075	$756,096	162.8%	$758,523
Equity Investments
Commercial and Professional Services
Iris Buyer, LLC	Common Stock				192	193	0.0	227
Iris Buyer, LLC	Common Stock				192,308	-	0.0	83
						193	0.1	310
Consumer Services
Landscape Workshop LLC	Common Stock				810,811	811	0.2	906
						811	0.2	906
Diversified Financials
WhiteHawk Evergreen Fund, LP (2)(6)(9)(10)	Partnership Interest				10,000,000	10,000	2.2	10,459
						10,000	2.2	10,459
Health Care Equipment and Services
Arrow Management Acquisition, LLC	Common Stock				15,998	16	0.0	16
Arrow Management Acquisition, LLC	Common Stock				1,584	1,584	0.3	1,584
BVI Medical Inc.	Common Stock				681	909	0.2	703
Headlands Buyer, Inc.	Common Stock				82,454	825	0.2	825
IVX Health Merger Sub, Inc.	Common Stock				880	880	0.4	1,801
Vital Care Buyer, LLC	Common Stock				649	1	0.0	37
Vital Care Buyer, LLC	Common Stock				64	64	0.0	61
						4,279	1.1	5,027
Pharmaceuticals, Biotechnology and Life Sciences
Nephron Pharmaceuticals LLC	Common Stock Warrant				4	-	0.0	39
RN Enterprises, LLC	Common Stock				633	633	0.2	749
WCT Group Holdings, LLC	Common Stock				118	1,176	0.5	2,543
						1,809	0.7	3,331

Total Equity Investments United States						$17,092	4.3%	$20,033
Switzerland
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences
Solvias AG LP (4)(5)(6)	Senior Secured First Lien Revolver			02/2032	CHF 0	(28)	-	-
Solvias AG LP (6)	Senior Secured First Lien Term Loan	SR + 525, 75 Floor	6.00%	02/2032	CHF 11,588	9,981	2.5	11,617
Total Debt Investments Switzerland						$9,953	2.5%	$11,617
Equity Investments
Pharmaceuticals, Biotechnology and Life Sciences
Sequence Parent (6)	Common Stock				3,290	197	0.0	227
Sequence Parent (6)	Common Stock				48	48	0.0	54
						245	0.1%	281

Total Equity Investments Switzerland						$245	0.1%	$281

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Netherlands
Debt Investments
Commercial and Professional Services
Avidity Acquisition B.V. (5)(6)	Unitranche First Lien - Last Out Delayed Draw Term Loan	E + 525	7.37%	03/2032	€6	6	0.0	6
Avidity Acquisition B.V. (6)	Unitranche First Lien - Last Out Term Loan	E + 525	7.37%	03/2032	€145	128	0.0	145
Van Der Steen (6)	Unitranche First Lien Term Loan	E + 550	7.52%	05/2031	€3,862	3,462	0.8	3,862
Van Der Steen (6)	Unitranche First Lien Delayed Draw Term Loan	E + 550	7.57%	05/2031	€1,289	1,246	0.3	1,289
Pitch MidCo B.V. (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 550	7.55%	04/2031	€507	477	0.1	507
Pitch MidCo B.V. (6)	Unitranche First Lien Term Loan	E + 550	7.52%	04/2031	€3,363	2,992	0.7	3,363
Pitch MidCo B.V. (6)	Unitranche First Lien Delayed Draw Term Loan	E + 625	8.28%	04/2031	€1,887	1,803	0.4	1,887
						10,114	2.3	11,059
Software and Services
Fugue Finance BV (6)(7)(11)	Senior Secured First Lien Term Loan	S + 275, 50 Floor	6.57%	01/2032	2,276	2,259	0.5	2,287
						2,259	0.5	2,287

Total Debt Investments Netherlands						$12,373	2.8%	$13,346
United Kingdom
Debt Investments
Commercial and Professional Services
Hamsard 3778 Limited (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			10/2031	£-	(6)	-	-
Hamsard 3778 Limited (6)	Unitranche First Lien Term Loan	SN + 550	9.22%	10/2031	£3,837	3,626	0.8	3,837
						3,620	0.8	3,837
Diversified Financials
Primrose Bidco Limited (6)	Unitranche First Lien Term Loan	SN + 550	9.47%	11/2031	£2,651	2,429	0.6	2,651
						2,429	0.6	2,651

Financial Services
Boots Group Finco LP (6)(7)	Senior Secured First Lien Term Loan	S + 350	7.21%	08/2032	1,301	1,303	0.3	1,310
						1,303	0.3	1,310

Food, Beverage and Tobacco
Froneri US Inc (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.37%	08/2032	3,745	3,742	0.8	3,750
						3,742	0.8	3,750

Software and Services
Sophos Holdings (6)(7)	Senior Secured First Lien Term Loan	S + 361.45	7.33%	03/2027	526	526	0.1	527
						526	0.1	527

Total Debt Investments United Kingdom						$11,620	2.6%	$12,075

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Australia
Debt Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Unitranche First Lien Term Loan	B + 500, 50 Floor	8.60%	11/2030	AUD 3,462	3,366	0.8	3,497
Ancora Bidco PTY LTD (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			11/2030	AUD 0	(11)	0.0	7
						3,355	0.8	3,504
Total Debt Investments Australia						$3,355	0.8%	$3,504
Equity Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Common Stock				64,327,036	663	0.2	889
Ancora Bidco PTY LTD (6)	Common Stock				3,385,633	35	0.0	47
						698	0.2	936
Total Equity Investments Australia						$698	0.2%	$936
Canada
Debt Investments
Commercial and Professional Services
Garda World Security Corporation (6)(7)	Senior Secured First Lien Term Loan	S + 300	6.75%	02/2029	2,800	2,810	0.6	2,815
						2,810	0.6	2,815

Consumer Discretionary Distribution and Retail
Restaurant Brands Int’l (1011778 B.C. Unlimited) (6)(7)	Senior Secured First Lien Term Loan	S + 175	5.47%	09/2030	3,735	3,739	0.8	3,744
						3,739	0.8	3,744

Consumer Services
Husky Holding LLC (5)(6)(7)	Senior Secured First Lien Delayed Draw Term Loan			02/2029	-	-	0.0	1
						-	0.0	1

Energy
Rockpoint Gas Storage Partners (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.17%	09/2031	928	928	0.2	934
						928	0.2	934

Health Care Equipment and Services
KLICK INC. (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			11/2032	-	(9)	(0.0)	(18)
KLICK INC. (4)(5)(6)	Unitranche First Lien Revolver			11/2032	-	(17)	(0.0)	(18)
KLICK INC. (6)	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.72%	11/2032	32,967	32,802	7.1	32,802
						32,776	7.1	32,766

Media and Entertainment
Ontario Gaming GTA (One Toronto) (6)(7)	Senior Secured First Lien Term Loan	S + 425, 50 Floor	7.92%	08/2030	1,995	1,877	0.4	1,851
						1,877	0.4	1,851

Transportation
Westjet Loyalty LP (6)(7)(11)	Senior Secured First Lien Term Loan	S + 325	6.92%	02/2031	1,858	1,809	0.4	1,869
						1,809	0.4	1,869

Total Debt Investments Canada						$43,939	9.5%	$43,980
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
France
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences
Olyos (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 600	7.91%	06/2028	€1,273	1,263	0.3	1,273
Olyos (6)	Unitranche First Lien Term Loan	E + 600	8.00%	06/2032	€2,594	2,518	0.6	2,594
						3,781	0.9	3,867

Total Debt Investments France						$3,781	0.9%	$3,867
Cayman Islands
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences

Total Debt Investments Cayman Islands						$-	-%	$-
Ireland
Debt Investments
Commercial and Professional Services
Ion Platform Finance US Inc (6)(7)	Senior Secured First Lien Term Loan	S + 385	7.52%	10/2032	2,935	2,877	0.6	2,763
						2,877	0.6	2,763

Total Debt Investments Ireland						$2,877	0.6%	$2,763
Denmark
Debt Investments
Commercial and Professional Services
Genmab A/S/Genmab Finance LLC (6)(7)	Senior Secured First Lien Term Loan	S + 300	6.73%	11/2032	1,100	1,100	0.2	1,107
						1,100	0.2	1,107

Total Debt Investments Denmark						$1,100	0.2%	$1,107
Gibraltar
Debt Investments
Commercial and Professional Services
Entain/GVC Holdings (6)(7)(11)	Senior Secured First Lien Term Loan	S + 225	5.94%	07/2032	2,808	2,797	0.6	2,791
						2,797	0.6	2,791

Total Debt Investments Gibraltar						$2,797	0.6%	$2,791
Israel
Debt Investments
Commercial and Professional Services
Playtika (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.47%	03/2028	2,867	2,790	0.6	2,777
						2,790	0.6	2,777

Total Debt Investments Isreal						$2,790	0.6%	$2,777

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Germany
Debt Investments
Commercial and Professional Services
TK Elevator Midco (6)(7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	7.20%	04/2030	1,855	1,847	0.4	1,869
						1,847	0.4	1,869

Total Debt Investments Germany						$1,847	0.4%	$1,869
Finland
Debt Investments
Commercial and Professional Services
Saarni (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 525	7.33%	03/2032	€5	4	0.0	5
Saarni (6)	Unitranche First Lien Term Loan	E + 525	7.67%	03/2032	€118	108	0.0	118
						112	0.0	123

Total Debt Investments Finland						$112	0.0%	$123

Total Investments						$870,675	188.9%	$879,592
Cash and Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents				2,659	2,659	0.6	2,659
Goldman Sachs FS Government Fund	Cash Equivalents				31,907	31,907	6.9	31,907
Other cash						63,400	13.6	63,400
Total cash and cash equivalents, including restricted cash						$97,966	21.1%	$97,966
Investments and Cash and Cash Equivalents Total						$968,641	210.0%	$977,558

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), or BBSY (“B”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of December 31, 2025, the reference rates for the Company’s variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $465,069 as of December 31, 2025.

Reference Rate	Overnight	1 Month	3 Month	6 Month	12 Month
Prime (“P”)	6.75%	-	-	-	-
SOFR (“S”)	-	3.69%	3.65%	3.57%	3.14%
EURIBOR (“E”)	-	1.96%	2.06%	2.12%	2.22%
SONIA (“SN”)	3.73%	-	-	-	-
BBSY (“B”)	-	-	3.60%	-	-
SARON (“SR”)	-	-0.04%	-	-	-

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

(6) Investment is not a qualifying asset as defined under section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 18.3% as of December 31, 2025 .

(7) This investment is valued using observable inputs and is considered a Level 2 investment per FASB guidance under ASC 820. See Note 5 “Fair Value of Financial Instruments” for further information related to investments at fair value.

(8) Fixed rate investment.

(9) This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical level.

(10) Capital contributed to this investment is subject to restrictions on withdrawal.

(11) Position or portion thereof unsettled as of December 31, 2025.

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
Ahead DB Holdings (7)	Senior Secured First Lien Term Loan	S + 350	7.83%	02/2031	$96	$96	0.1%	$97
Brand Industrial Services (7)	Senior Secured First Lien Term Loan	S + 450	9.07%	08/2030	310	309	0.2	301
Conair (7)	Senior Secured First Lien Term Loan	S + 375	8.11%	05/2028	990	987	0.5	894
CP Atlas (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.11%	11/2027	1,237	1,227	0.7	1,209
Fairbanks Morse Defense (7)	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	9.05%	06/2028	1,013	1,001	0.6	1,020
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	-	(6)	(0.0)	(13)
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			11/2030	-	(5)	(0.0)	(5)
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.34%	11/2030	3,197	3,166	1.8	3,165
Parts Town (5)	Unitranche First Lien Delayed Draw Term Loan			04/2030	-	-	-	-
Parts Town	Unitranche First Lien Term Loan	S + 325 (100 Floor) (including 175 PIK)	9.33%	04/2030	5,272	5,240	2.8	5,272
White Cap (7)	Senior Secured First Lien Term Loan	S + 325	7.61%	10/2029	1,490	1,488	0.8	1,495
					13,605	13,503	7.5	13,435
Commercial and Professional Services
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.18%	10/2028	442	438	0.2	440
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.18%	10/2028	1,112	1,101	0.6	1,106
CMG Holdco (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.18%	10/2028	877	860	0.5	869
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	-	(6)	(0.0)	(3)
CMG Holdco (5)	Unitranche First Lien Revolver	S + 475 (100 Floor)	9.31%	10/2028	88	83	0.0	85
CMG Holdco	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.18%	10/2028	750	743	0.4	746
Corelogic (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.86%	06/2028	1,485	1,462	0.8	1,469
Crisis Prevention Institute, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	8.43%	04/2031	323	322	0.2	325
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.90%	06/2031	885	868	0.5	856
Duraserv LLC (4)(5)	Senior Secured First Lien Revolver			06/2030	-	(8)	(0.0)	(14)
Duraserv LLC	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.90%	06/2031	4,809	4,762	2.6	4,731
Galway Borrower, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.82%	09/2028	58	52	0.0	60
Galway Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.82%	09/2028	99	54	0.1	113

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.58%	10/2030	330	318	0.2	335
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2029	-	(11)	0.0	5
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.68%	10/2030	3,496	3,411	2.0	3,531
LABL Inc (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	9.36%	10/2028	990	977	0.5	959
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.62%	03/2029	2,970	2,909	1.6	2,955
Northstar (7)	Senior Secured First Lien Term Loan	S + 475	9.08%	05/2030	578	575	0.3	582
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.83%	05/2031	8,755	8,755	4.8	8,661
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.83%	05/2031	378	378	0.2	374
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.82%	05/2030	108	108	0.1	99
Teneo Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 475	9.11%	03/2031	360	359	0.2	364
Trugreen (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.36%	11/2027	1,237	1,213	0.7	1,208
Varsity Brands (7)	Senior Secured First Lien Term Loan	S + 375	8.27%	07/2031	628	625	0.3	629
WCG/WIRB-Copernicus Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 350 (100 Floor)	7.86%	01/2027	995	984	0.6	1,000
					31,753	31,332	17.5	31,485
Consumer Discretionary Distribution and Retail
1-800 Contacts (CNT Holdings I Corp) (7)	Senior Secured First Lien Term Loan	S + 350 (75 Floor)	8.09%	11/2027	974	971	0.5	982
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.11%	03/2028	1,477	1,471	0.8	1,487
Les Schwab Tire (LS Group Opco Acquisition, LLC) (7)	Senior Secured First Lien Term Loan	S + 300 (75 Floor)	7.36%	11/2027	741	740	0.4	745
PetSmart (7)	Senior Secured First Lien Term Loan	S + 375	8.11%	02/2028	1,681	1,677	0.9	1,677
Savers (6)(7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.08%	04/2028	2,075	2,075	1.2	2,083
					6,948	6,934	3.8	6,974
Consumer Durables and Apparel
Champ Acquisition Corporation (7)	Senior Secured First Lien Term Loan	S + 450	8.86%	11/2031	207	205	0.1	209
Lakeshore Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.97%	09/2028	1,362	1,357	0.7	1,343
					1,569	1,562	0.8	1,552
Consumer Services
Alterra Mountain Company (7)	Senior Secured First Lien Term Loan	S + 300	7.36%	05/2030	303	303	0.2	306
Ascend Learning (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.86%	12/2028	995	991	0.6	1,001
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2031	-	(3)	(0.0)	(2)
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Revolver			06/2030	-	(4)	(0.0)	(1)
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.65%	06/2031	3,792	3,756	2.1	3,782
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.11%	01/2029	2,220	2,207	1.2	2,231
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.36%	04/2028	1,003	995	0.6	1,011
KUEHG CORP. (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.84%	06/2030	138	138	0.1	140
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Mavis Tire Express Services Topco, Corp. (7)	Senior Secured First Lien Term Loan	S + 350	7.86%	05/2028	641	641	0.4	646
Thermostat Purchaser III, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 425 (75 Floor)	5.00%	08/2028	234	234	0.1	236
Waterbridge Midstream Operating LLC (7)	Senior Secured First Lien Term Loan	S + 475	9.08%	06/2029	257	257	0.1	257
					9,583	9,515	5.4	9,607
Diversified Financials
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.27%	11/2030	1,700	1,688	0.9	1,688
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.19%	11/2030	87	84	0.0	77
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	-	(3)	(0.0)	(3)
					1,787	1,769	0.9	1,762
Energy
Brazos (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.25%	02/2030	700	698	0.4	705
Cornerstone Generation, LLC (7)(11)	Senior Secured First Lien Term Loan	S + 325	3.25%	10/2031	365	364	0.2	369
Edgewater Generation (7)	Senior Secured First Lien Term Loan	S + 425	8.61%	07/2030	246	243	0.1	249
Lightning Power (7)	Senior Secured First Lien Term Loan	S + 325	7.58%	08/2031	605	600	0.3	613
NGL Energy (7)	Senior Secured First Lien Term Loan	S + 375	8.11%	02/2031	481	480	0.3	483
Rockpoint Gas Storage Partners (7)	Senior Secured First Lien Term Loan	S + 425	8.61%	08/2029	1,239	1,232	0.7	1,249
Rockpoint Gas Storage Partners (7)	Senior Secured First Lien Term Loan	S + 475	9.24%	09/2031	464	460	0.3	468
					4,100	4,077	2.3	4,136
Financial Services
Azalea TopCo, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.61%	04/2031	394	390	0.2	396
Blackhawk Network Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 500	9.36%	06/2025	740	738	0.4	750
LBM Acquisition (7)	Senior Secured First Lien Term Loan	S + 375 (75 Floor)	8.20%	05/2034	1,552	1,547	0.9	1,541
Nexus (7)	Senior Secured First Lien Term Loan	S + 400	8.36%	12/2028	1,493	1,486	0.8	1,500
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.26%	11/2031	1,775	1,762	1.0	1,762
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2031	-	(4)	(0.0)	(13)
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Revolver			11/2031	-	(3)	(0.0)	(3)
					5,954	5,916	3.3	5,933
Food, Beverage and Tobacco
Aspire Bakeries Holdings LLC	Senior Secured First Lien Term Loan	S + 425	8.61%	12/2030	790	786	0.4	799
Primary Products (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.85%	04/2029	365	364	0.2	367
Triton Water Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.58%	03/2028	1,477	1,450	0.8	1,491
Triton Water Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400 (50 Floor)	8.33%	03/2028	502	498	0.3	507
					3,134	3,098	1.7	3,164
Health Care Equipment and Services
Angels of Care	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.11%	02/2030	3,722	3,686	2.1	3,722
Angels of Care (4)(5)	Senior Secured First Lien Revolver			02/2030	-	(3)	-	-
Angels of Care (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2030	-	(4)	-	-
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Aspen Dental- ADMI Corp (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.11%	12/2027	995	958	0.5	980
Avalign Technologies, Inc. (5)	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.86%	12/2028	277	261	0.1	255
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S + 362.5 (75 Floor) (including 362.5 PIK)	11.76%	12/2028	7,198	6,934	3.9	7,028
CHG Healthcare (7)	Senior Secured First Lien Term Loan	S + 350	8.01%	09/2028	204	204	0.1	206
DuPage Medical Group (Midwest Physician) (7)	Senior Secured First Lien Term Loan	S + 300 (75 Floor)	7.33%	03/2028	1,230	1,158	0.6	1,167
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.36%	07/2028	7,430	6,930	4.1	7,411
HAH Group Holding Company (7)	Senior Secured First Lien Term Loan	S + 500	9.36%	09/2031	750	739	0.4	751
Hanger, Inc. (5)(7)	Senior Secured First Lien Delayed Draw Term Loan			10/2031	-	-	-	-
Hanger, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	8.36%	10/2031	201	200	0.1	203
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1350 PIK	13.50%	06/2031	3,083	3,015	1.8	3,176
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	-	(26)	-	-
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.33%	06/2030	6,828	6,700	3.8	6,933
Laseraway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 575 (75 Floor)	10.40%	10/2027	5,249	5,213	2.8	5,052
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 475	9.41%	11/2028	1,745	1,706	1.0	1,753
MB2 Dental	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.86%	02/2031	5,503	5,451	3.0	5,503
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	-	(3)	-	-
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.07%	02/2031	392	375	0.2	392
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.02%	02/2031	795	774	0.4	795
Medical Review Institute of America (4)(5)	Unitranche First Lien Revolver			07/2030	-	(7)	-	-
Medical Review Institute of America	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.33%	07/2030	5,686	5,631	3.1	5,686
Medical Solutions LLC (7)	Senior Secured First Lien Term Loan	S + 325 (50 Floor)	7.84%	11/2028	1,477	1,399	0.6	1,052
MPH Acquisition (6)(7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	8.76%	09/2028	990	966	0.5	854
Outcomes Group Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.61%	05/2031	5,944	5,919	3.3	6,015
Resonetics (7)	Senior Secured First Lien Term Loan	S + 325 (75 Floor)	7.60%	06/2031	1,247	1,244	0.7	1,256
Upstream Newco Inc (7)	Senior Secured First Lien Term Loan	S + 425	8.84%	11/2026	1,480	1,416	0.7	1,233
Viant Medical Holdings, Inc. (7)	Senior Secured First Lien Delayed Draw Term Loan	S + 400	8.60%	10/2031	49	49	0.0	50
Viant Medical Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	8.60%	10/2031	446	444	0.2	451
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			07/2031	-	(3)	(0.0)	(4)
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.83%	07/2031	2,152	2,131	1.2	2,122
					65,073	63,457	35.2	64,042
See accompanying notes
Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)

Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Accession Risk Management (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.26%	10/2029	2,033	2,033	1.1	2,033
Accession Risk Management (7)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.34%	10/2029	556	559	0.3	557
Accession Risk Management (7)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.08%	10/2029	863	867	0.5	864
Accession Risk Management (7)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.26%	10/2029	1,558	1,564	0.9	1,560
Acrisure, LLC (7)	Senior Secured First Lien Term Loan	S + 300	7.36%	11/2030	1,493	1,487	0.8	1,497
Assured Partners (7)	Senior Secured First Lien Term Loan	S + 350	7.86%	01/2029	2,149	2,146	1.2	2,156
Summit Acquisition Inc.	Senior Secured First Lien Term Loan	S + 375	8.08%	10/2026	391	389	0.2	394
The Hilb Group, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	-	(7)	(0.0)	(13)
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.11%	10/2031	50	43	0.0	43
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.11%	10/2031	5,995	5,936	3.3	5,935
					15,088	15,017	8.3	15,026
Materials
Anchor Packaging, LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.69%	07/2029	1,243	1,240	0.7	1,252
Berlin Packaging L.L.C. (7)	Senior Secured First Lien Term Loan	S + 350	8.05%	06/2031	499	498	0.3	502
Chemours (6)(7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.86%	08/2028	1,449	1,436	0.8	1,459
Cornerstone (7)	Senior Secured First Lien Term Loan	S + 450	8.90%	05/2031	906	900	0.5	875
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2030	-	(9)	(0.0)	(1)
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.27%	11/2030	3,277	3,220	1.8	3,269
Foundation Building Materials, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 400	4.00%	01/2031	1,047	1,040	0.6	1,034
Kodiak BP, LLC (7)	Senior Secured First Lien Term Loan	S + 375	8.27%	12/2031	270	269	0.1	271
Novolex - Flex Acquisition Company, Inc. (7)	Senior Secured First Lien Term Loan	S + 317.5 (50 Floor)	7.53%	04/2029	1,644	1,629	0.9	1,649
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(2)	-	-
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.58%	12/2029	1,436	1,423	0.8	1,436
Pegasus Steel	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.58%	01/2031	1,537	1,519	0.8	1,529
Pegasus Steel (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.85%	01/2031	108	105	0.1	106
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 375	8.11%	08/2026	460	451	0.2	421
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.86%	08/2026	738	727	0.4	677
USALCO (7)	Senior Secured First Lien Term Loan	S + 400	8.36%	09/2031	442	441	0.2	446
See accompanying notes
Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value

USALCO (5)(7)	Senior Secured First Lien Delayed Draw Term Loan	S + 400		09/2031	-	-	-	-
					15,056	14,885	8.2	14,925
Media and Entertainment
GoodRx (6)(7)	Senior Secured First Lien Term Loan	S + 375	8.11%	06/2029	837	829	0.5	838
Red Ventures, LLC (7)	Senior Secured First Lien Term Loan	S + 275	7.11%	03/2030	1,011	1,007	0.6	1,016
Stubhub (7)	Senior Secured First Lien Term Loan	S + 475	9.11%	03/2030	490	486	0.3	492
Yahoo/Verizon Media (7)	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	9.86%	09/2027	957	942	0.5	937
					3,295	3,264	1.9	3,283
Pharmaceuticals, Biotechnology and Life Sciences
RN Enterprises, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	-	(11)	(0.0)	(22)
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.58%	10/2031	163	150	0.1	150
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.58%	10/2031	5,473	5,405	3.0	5,405
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(9)	(0.0)	(1)
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 625 (75 Floor)	10.58%	12/2029	3,341	3,268	1.8	3,333
					8,977	8,803	4.9	8,865
Real Estate Management and Development
Belfor Holdings Inc	Senior Secured First Lien Term Loan	S + 375	8.11%	10/2030	311	309	0.2	315
Cushman Wakefield (6)	Senior Secured First Lien Term Loan	S + 375	8.11%	01/2030	310	310	0.2	313
					621	619	0.4	628
Software and Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 500 (50 Floor)	9.59%	08/2028	1,456	1,446	0.8	1,472
Advantage Sales (6)(7)	Senior Secured First Lien Term Loan	S + 425	8.86%	10/2027	875	867	0.5	873
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 425	8.61%	08/2028	1,972	1,925	1.1	1,977
C-4 Analytics2	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.01%	05/2030	7,363	7,294	4.1	7,363
C-4 Analytics2 (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.01%	05/2030	225	218	0.1	225
C-4 Analytics2 (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	-	(8)	-	-
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 375 (50 Floor)	8.08%	03/2031	808	804	0.5	812
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.83%	03/2029	1,218	1,181	0.7	1,223
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.61%	12/2028	163	160	0.1	157
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.61%	12/2028	5,632	5,583	3.1	5,529
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.82%	12/2028	300	294	0.2	294
Cotiviti Holdings (7)	Senior Secured First Lien Term Loan	S + 325	7.80%	02/2031	2,279	2,273	1.3	2,294
DS Admiral (7)	Senior Secured First Lien Term Loan	S + 425	9.59%	06/2031	1,242	1,230	0.7	1,211
See accompanying notes
Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Ensono (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.36%	05/2028	1,490	1,465	0.8	1,491
Enverus (5)	Unitranche First Lien Revolver	S + 550 (75 Floor)	9.86%	12/2029	10	6	0.0	10

Enverus (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	(3)	-	-
Enverus	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.86%	12/2029	4,407	4,350	2.4	4,407
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(10)	(0.0)	(1)
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	09/2030	4,455	4,357	2.5	4,447
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	09/2030	4,988	4,939	2.9	4,979
Fortress (7)	Senior Secured First Lien Term Loan	S + 375	8.11%	05/2031	549	546	0.3	551
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 350 (100 Floor) (including 225 PIK)	10.60%	01/2031	580	575	0.3	578
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2031	-	(5)	(0.0)	(6)
Granicus, Inc.	Unitranche First Lien Term Loan	S + 350 (100 Floor) (including 225 PIK)	10.34%	01/2031	3,921	3,891	2.2	3,911
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 300 (75 Floor) (including 225 PIK)	10.10%	01/2031	361	359	0.2	360
isolved, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.61%	10/2030	993	991	0.6	1,006
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2030	-	(13)	(0.0)	(25)
Medicus IT (4)(5)	Unitranche First Lien Revolver			07/2030	-	(10)	(0.0)	(10)
Medicus IT	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.58%	07/2030	6,085	6,026	3.4	6,030
MH Sub I, LLC (7)	Senior Secured First Lien Term Loan	S + 425 (50 Floor)	8.61%	12/2031	897	881	0.5	891
MH Sub I, LLC (7)	Senior Secured First Lien Term Loan	S + 425	8.82%	05/2028	982	969	0.5	984
Milano Acquisition Corp (Gainwell) (7)	Senior Secured First Lien Term Loan	S + 425 (75 Floor)	8.58%	10/2027	2,217	2,172	1.2	2,153
Net Health Acquisition Corp. (5)	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.09%	07/2031	182	171	0.1	182
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.11%	07/2031	8,864	8,779	4.7	8,924
Planview (7)	Senior Secured First Lien Term Loan	S + 350	7.83%	12/2027	531	530	0.3	536
Pointclickcare Technologies Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.83%	10/2031	146	146	0.1	147
Red Planet (7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	7.86%	10/2028	1,237	1,221	0.7	1,220
Rocket Software (7)	Senior Secured First Lien Term Loan	S + 475	9.11%	11/2028	1,481	1,467	0.8	1,494
Sophos Holdings (7)(11)	Senior Secured First Lien Term Loan	S + 350	3.50%	03/2027	225	225	0.1	227
Sovos Compliance (7)	Senior Secured First Lien Term Loan	S + 450 (50 Floor)	8.86%	08/2028	990	984	0.6	998
					69,124	68,276	38.4	68,914
See accompanying notes
Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Telecommunication Services
CCI Buyer (7)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	8.33%	12/2027	1,485	1,480	0.8	1,488
					1,485	1,480	0.8	1,488
Transportation
AIT Worldwide Logistics Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 475	9.18%	04/2030	738	735	0.4	745
						735	0.4	745

Total Debt Investments United States					257,152	$254,242	141.7%	$255,964
Equity Investments
Commercial and Professional Services
Iris Buyer, LLC	Common Stock				192	193	0.1	212
Iris Buyer, LLC	Common Stock				192,308	-	0.0	19
						193	0.1	231
Diversified Financials
WhiteHawk Evergreen Fund, LP (2)(6)(9)(10)	Partnership Interest					4,500	2.6	4,612
						4,500	2.6	4,612
Health Care Equipment and Services
IVX Health Merger Sub, Inc.	Common Stock				880	880	0.6	995
Vital Care Buyer, LLC	Common Stock				649	64	0.0	56
Vital Care Buyer, LLC	Common Stock				64	1	0.0	5
						945	0.6	1,056
Pharmaceuticals, Biotechnology and Life Sciences
RN Enterprises, LLC	Common Stock				621	621	0.3	621
WCT Group Holdings, LLC	Common Stock				118	1,176	0.9	1,675
						1,797	1.2	2,296

Total Equity Investments United States						$7,435	4.5%	$8,195
Netherlands
Debt Investments
Commercial and Professional Services
Pitch MidCo B.V. (6)	Unitranche First Lien Term Loan	E + 625	9.60%	04/2031	€2,864	2,981	1.6	2,967
Pitch MidCo B.V. (5)(6)	Unitranche First Lien Delayed Draw Term Loan			04/2031	€-	-	-	-
Van Der Steen (6)	Unitranche First Lien Term Loan	E + 600	9.35%	05/2031	€3,289	3,448	1.9	3,407
Van Der Steen (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			05/2031	€-	(15)	-	-
						6,414	3.5	6,374
Financial Services
Hunter Douglas (6)(7)	Senior Secured First Lien Term Loan	S + 350 (50 Floor)	8.02%	02/2029	$1,485	1,472	0.8	1,486
						1,472	0.8	1,486

Total Debt Investments Netherlands						$7,886	4.3%	$7,860
United Kingdom
Debt Investments
Commercial and Professional Services
Hamsard 3778 Limited (4)(5)(6)	Unitranche First Lien - Last Out Delayed Draw Term Loan			10/2031	£-	(7)	(0.0)	(7)
Hamsard 3778 Limited (6)	Unitranche First Lien - Last Out Term Loan	S + 550	10.45%	10/2031	£2,853	3,612	1.9	3,486
Ineos Quattro (6)	Senior Secured First Lien Term Loan	S + 425	8.61%	04/2029	$441	433	0.2	445
						4,038	2.1	3,924
See accompanying notes
Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
Primrose Bidco Limited (6)	Unitranche First Lien Term Loan	S + 550	10.23%	11/2031	£1,971	2,422	1.3	2,403
						2,422	1.3	2,403
Total Debt Investments United Kingdom						$6,460	3.4%	$6,327
Australia
Debt Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Unitranche First Lien Term Loan	B + 500 (50 Floor)	9.37%	11/2030	AUD 5,191	3,345	1.7	3,151

Ancora Bidco PTY LTD (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan		11/2030	AUD 0	(14)	(0.0)	(13)
					3,331	1.7	3,138

Total Debt Investments Australia					$3,331	1.7%	$3,138
Equity Investments
Commercial and Professional Services
Ancora Bidco PTY LTD	Common Stock			64,327,035	643	0.4	643
Ancora Bidco PTY LTD	Common Stock			3,385,633	34	0.0	34
					677	0.4	677
Total Equity Investments Australia					$677	0.4%	$677
Total Investments					$280,031	156.1%	$282,161
Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents			4,304	4,304	2.4	4,304
Goldman Sachs FS Government Fund	Cash Equivalents	4.41%		7,660	7,660	4.2	7,660
Other cash					9,403	5.2	9,403
Total cash and cash equivalents, including restricted cash					$21,367	11.8%	$21,367
Investments and Cash Equivalents Total					$301,398	167.9%	$303,528

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

(7) This investment is valued using observable inputs and is considered a Level 2 investment per FASB guidance under ASC 820. See Note 5 "Fair Value of Financial Instruments" for further information related to investments at fair value.

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

December 31, 2025

Note 1. Organization and Basis of Presentation

Crescent Private Credit Income Corp. (the “Company”) was formed on November 10, 2022 as a Maryland corporation structured as a non-diversified, closed-end management investment company. The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is externally managed by its adviser, Crescent Cap NT Advisors, LLC (the “Adviser”), an investment adviser registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. In addition, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements. The Company has authorized three classes of its common stock, par value $0.01 per share, Class S Common Stock (“Class S shares”), Class D Common Stock (“Class D shares”) and Class I Common Stock (“Class I shares” and, together with Class S shares and Class D shares, “Common Shares”).

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

From time to time, the Company may form wholly owned subsidiaries to facilitate the normal course of business if the Adviser determines that for legal, tax, regulatory, accounting or other similar reasons it is in the best interest of the Company to do so. The Company has also formed special purpose vehicles that hold certain investments in connection with the Company’s credit facilities.

On May 3, 2023, Crescent Capital Group LP, an affiliate of the Adviser (“Crescent”), purchased 1,000 Common Shares for $25, or $25.00 per share.

In addition, the Company has sold Class I shares to certain private placement investors (“Private Placement Investors”) including affiliates of Sun Life Financial Inc., a majority owner of the Company (“Sun Life”) in transactions (each, a “Private Placement”) exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

On August 1, 2024, the Company began to publicly offer on a continuous basis of up to $2.5 billion in Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to a registered offering (the “Offering”). As of December 31, 2025, the Company has not offered or sold any of its Class D shares.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s functional currency is the United States dollar and these consolidated financial statements have been prepared in that currency. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. The Company is treated as an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies.

The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The Company consolidates all entities in which it holds a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

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
•
Final valuation determinations and supporting materials are provided to the Board quarterly as part of the Board’s oversight of the Adviser as the valuation designee.

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

Debt Issuance Costs

The Company records costs related to the issuance of debt obligations as deferred financing costs. These costs are amortized over the life of the related debt instrument using the straight-line method. See Note 6 “Debt” for details.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and 2024, the Company had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Company and the cost of legal services and other fees pertaining to the Company’s organization. Organization expenses were incurred by the Adviser until the commencement of the Offering. Any organization expenses incurred by the Company, including reimbursements to the Adviser, are expensed as incurred. Upon commencement of its Offering on August 1, 2024, the Company recognized $1,544 of organization expenses previously incurred by the Adviser on behalf of the Company. For the years ended December 31, 2025 and 2024 and the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, the Company incurred $0, $1,544 and $0 of organization expenses, respectively. The Company’s reimbursement of organization expenses paid on its behalf by the Adviser will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement (as defined below).

Offering Expenses

The Company’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses were incurred by the Adviser until the commencement of the Offering. Upon commencement of its Offering on August 1, 2024, the Company recognized $3,538 of offering expenses previously incurred by the Adviser on behalf of the Company. Any offering expenses incurred by the Company, including reimbursements to the Adviser, are recorded as deferred offering costs on the Consolidated Statements of Assets and Liabilities and subsequently amortized to expenses on the Company’s Consolidated Statements of Operations over 12 months. The Company’s reimbursement of offering expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement.

As of December 31, 2025 and 2024, the Company had $366 and $2,202 of offering expenses, respectively, capitalized on the Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2025 and 2024 and the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, the Company amortized $2,731, $1,521 and $0 of offering expenses, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2025 the Company is subject to potential examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company’s inception in 2023.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its net capital gains for the current one-year period ending October 31 in that calendar year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company accrues excise tax on estimated undistributed taxable income as required on a quarterly basis. See Note 10 “Income Taxes” for details.

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

The Company has adopted a distribution reinvestment plan pursuant to which stockholders will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash.

Segment Reporting

Since its commencement, the Company has operated and been managed as a single reportable segment deriving returns mainly in the form of interest income, dividend income and other fees from the investments made in pursuit of its single stated investment objective. The accounting policies of the Company are consistent with those described in these Notes to Consolidated Financial Statements. The chief operating decision maker (“CODM”) is represented by an executive committee comprised of a chief executive officer, a chief financial officer and other executive officers of the Company. The CODM considers net investment income, leverage and increase (decrease) in net assets resulting from operations in deciding how to deploy capital and/or make distributions to stockholders. Detailed financial information for the Company is disclosed within these financial statements with total assets and liabilities disclosed on the Consolidated Statements of Assets and Liabilities, investments held on the Consolidated Schedule of Investments, results of operations and significant segment expenses on the Consolidated Statements of Operations and other information about the Company’s performance, including total return, portfolio turnover and ratios within the Financial Highlights in Note 9.

New Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”). ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. For the year ended December 31, 2025, the Adviser has analyzed the Company’s income taxes paid and has determined no additional disclosures are required.

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

For the years ended December 31, 2025 and 2024 and the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, the Company incurred administrative services expenses of $1,339, $1,475 and $571, respectively, which are included in administrative services expenses on the Consolidated Statements of Operations. As of December 31, 2025 and 2024, $223 and $229, respectively, were payable to the Administrator, which were included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

No person who is an officer, director or employee of the Administrator or its affiliates and who serves as a director of the Company receives any compensation for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the costs, expenses, compensation and benefits paid by the Administrator or its affiliates to the Company’s chief compliance officer, chief financial officer, general counsel and secretary, their respective staffs and operations staff who provide services to the Company; provided that such reimbursement does not conflict with Section 7.8 of the Company’s charter. The allocable portion of the compensation for these officers and other professionals are included in the administration expenses paid to the Administrator. Directors who are not affiliated with the Administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Investment Advisory and Management Agreement

On May 3, 2023, the Company entered into an investment advisory and management agreement with the Adviser and on September 5, 2023 and August 27, 2024 amended and restated such investment advisory and management agreement (as amended and restated, the “Investment Advisory and Management Agreement”). Under the terms of the Investment Advisory and Management Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory and Management Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory and Management Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below. The Adviser waived its base management fee from inception through April 30, 2024 and began charging its base management fee on the value of the Company’s net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. The Adviser voluntarily agreed to waive incentive fees from the Company's inception through December 31, 2025. In addition, the Adviser has also voluntarily waived its right to receive management and incentive fees related to the Company’s investment in WhiteHawk Evergreen Fund LP for any period in which this investment remains in the investment portfolio.

Base Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of calculating the management fee under the Investment Advisory and Management Agreement, net assets means the Company’s total net assets, determined on a consolidated basis in accordance with GAAP, and appropriately adjusted for any share issuances or repurchases during the current calendar month. For example, assuming there were 30 days in a calendar month, if we sold shares on the first day of the month, our net asset value for such month would give effect to the net proceeds of the issuance for the 30 days of the month during which the additional shares were outstanding. If we repurchased shares on the 25th day of the month, our net asset value for such month would give effect to the repurchase for the five days of the month during which such shares were no longer outstanding. For the first calendar month in which the Company had operations, May 2023, net assets were measured as the beginning net assets as of the effective date of the initial Investment Advisory and Management Agreement.

For the years ended December 31, 2025 and 2024 and the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, the Company incurred management fees of $3,797, $1,979 and $590, respectively, of which $58, $585 and $590, respectively, were voluntarily waived by the Adviser. As of December 31, 2025 and 2024, $1,313 and $545 of management fees, respectively, were unpaid.

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

For the years ended December 31, 2025 and 2024 and the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, the Company incurred income incentive fees of $2,875, $879 and $198, respectively, all of which were voluntarily waived by the Adviser. As of December 31, 2025 and 2024, no income incentive fees were unpaid.

Capital Gains Based Incentive Fee on Cumulative Unrealized Capital Appreciation

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

For the years ended December 31, 2025 and 2024 and the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, the Company recorded capital gains based incentive fees of $140, $151 and $172, respectively, all of which were voluntarily waived by the Adviser. Because the Adviser has agreed to voluntarily waive all incentive fees for the years ended December 31, 2025 and 2024 and the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, the Company recorded (reversed) a corresponding waiver of capital gains based incentive fees of $(140), $(151) and $(172), respectively. As of December 31, 2025 and 2024, no capital gains based incentive fees remain outstanding.

Intermediary Manager Agreement

On July 17, 2023, the Company entered into an Intermediary Manager agreement (the “Intermediary Manager Agreement”) with Emerson Equity LLC (the “Intermediary Manager”). Our Board, including a majority of our independent directors, approved the continuation of the Intermediary Manager Agreement, at a board meeting held on February 11, 2026. Under the terms of the Intermediary Manager Agreement, the Intermediary Manager agreed to, among other things, manage the Company’s relationships with third-party brokers engaged by the Intermediary Manager to participate in the distribution of common shares and financial advisors. The Intermediary Manager will be entitled to receive stockholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% of the Company’s aggregate NAV attributable to Class S shares as of the beginning of the first calendar day of the month. The Intermediary Manager is entitled to receive stockholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.25% of the Company’s aggregate NAV attributable to Class D shares as of the beginning of the first calendar day of the month. No stockholder servicing and/or distribution fees will be paid with respect to Class I shares. The stockholder servicing and/or distribution fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all or a portion of the stockholder servicing and/or distribution fees will be retained by, or re-allowed (paid) to, participating broker-dealers.

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

The Intermediary Manager may terminate the Intermediary Manager Agreement, without the payment of penalty, on at least 120 days’ written notice to the Company. Either party may terminate the Intermediary Manager Agreement immediately upon notice to the other party in the event that such other party shall have failed to comply with any material provision of the Intermediary Manager Agreement. The Intermediary Manager Agreement will automatically terminate in the event of its assignment, as defined in the Investment Company Act. The Company’s obligations under the Intermediary Manager Agreement to pay the stockholder servicing and/or distribution fees with respect to the Class S shares and Class D shares distributed shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares, as described above).

Distribution and Servicing Plan

The Board has approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the stockholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to the Class S shares and Class D shares on an annualized basis as a percentage of the Company’s NAV for such class.

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

For the year ended December 31, 2025, the Company incurred shareholder servicing and/or distribution fees of $0.4, which were attributable to Class S shares and was included in Other general and administrative expenses on the Consolidated Statements of Operations. For the year ended December 31, 2024 and the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, the Company has not incurred any expenses in connection with the Intermediary Manager Agreement. As of December 31, 2025 and December 31, 2024, there was $0.10 and no shareholder servicing and/or distribution fees payable to the Intermediary Manager, respectively, which were included in Accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company’s commencement of operations:

For the Month Ended	Expense Support from the Adviser	Recoupment of Expense Support	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
May 31, 2024	$217	$-	$-	$217	1.66%	7.17%	5/31/2027
June 30, 2024	197	-	-	197	1.45%	7.09%	6/30/2027
July 31, 2024	223	-	-	223	1.67%	7.12%	7/31/2027
August 31, 2024	2,077	-	-	2,077	1.77%	7.14%	8/31/2027
September 30, 2024	520	-	-	520	1.55%	7.15%	9/30/2027
October 31, 2024	643	-	-	643	2.40%	7.12%	10/31/2027
November 30, 2024	606	-	-	606	2.11%	7.11%	11/30/2027
December 31, 2024	551	-	-	551	1.60%	7.11%	12/31/2027
January 31, 2025	717	-	-	717	2.69%	7.09%	1/31/2028
February 28, 2025	645	-	-	645	2.09%	7.10%	2/29/2028
March 31, 2025	610	-	-	610	1.77%	7.11%	3/31/2028
April 30, 2025	714	-	-	714	2.34%	7.14%	4/30/2028
May 31, 2025	610	-	-	610	1.22%	7.18%	5/31/2028
June 30, 2025	698	-	-	698	1.55%	7.13%	6/30/2028
July 31, 2025	460	-	-	460	1.27%	7.07%	7/31/2028
August 31, 2025	320	-	-	320	1.27%	7.08%	8/31/2028
September 30, 2025	334	-	-	334	0.97%	7.06%	9/30/2028
October 31, 2025	206	-	-	206	1.19%	7.10%	10/31/2028
November 30, 2025	105	-	-	105	0.71%	7.14%	11/30/2028

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

As of December 31, 2025, $130 was included as a payable to the Adviser in Accrued expenses and other liabilities on the Company’s Consolidated Statements of Assets and Liabilities, reflecting the expense support payments payable net of unpaid organizational costs and offering costs payable to the Adviser under the Expense Support Agreement and operating expenses incurred by the Adviser on behalf of the Company.

As December 31, 2024, $3,357 was included as a receivable from the Adviser in Other Assets on the Company's Consolidated Statements of Assets and Liabilities, reflecting the expense support payments payable net of operating expense amounts incurred by the Adviser on behalf of the Company. As of December 31, 2024, $5,096 was included in the accrued expenses and other liabilities section of the Company’s Consolidated Statements of Assets and Liabilities, reflecting unpaid organizational costs and offering costs payable to the Adviser under the Expense Support Agreement.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated, non-controlled, affiliated or controlled affiliated, investments.

Investments at fair value consisted of the following (in thousands):

	As of December 31, 2025			As of December 31, 2024
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$457,925	$458,450	$525	$135,527	$136,018	$491
Unitranche First Lien	378,769	383,346	4,577	129,772	130,616	844
Unitranche First Lien - Last Out	2,566	2,613	47	3,605	3,479	(126)
Senior Secured Second Lien	9,912	10,300	388	-	-	-
Unsecured Debt	3,468	3,633	165	3,015	3,176	161
Equity	8,035	10,791	2,756	3,612	4,260	648
LLC/LP Equity Interests	10,000	10,459	459	4,500	4,612	112
Total Investments	$870,675	$879,592	$8,917	$280,031	$282,161	$2,130

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of December 31, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
Health Care Equipment and Services	$191,386	21.9%	$65,098	23.1%
Commercial and Professional Services	115,253	13.2	45,829	16.2
Software and Services	109,149	12.4	68,914	24.3
Capital Goods	88,976	10.1	13,435	4.8
Financial Services	66,386	7.5	7,419	2.6
Consumer Services	55,759	6.3	9,607	3.4
Materials	43,383	4.9	14,925	5.3
Pharmaceuticals, Biotechnology and Life Sciences	39,989	4.5	11,161	4.0
Telecommunication Services	34,231	3.9	1,488	0.5
Consumer Discretionary Distribution and Retail	29,848	3.4	6,974	2.5
Insurance	23,923	2.7	15,026	5.3
Media and Entertainment	21,773	2.5	3,283	1.2
Transportation	19,365	2.2	745	0.3
Diversified Financials	15,127	1.7	8,777	3.1
Energy	8,156	0.9	4,136	1.5
Consumer Durables and Apparel	7,364	0.8	1,552	0.6
Food, Beverage and Tobacco	5,759	0.7	3,164	1.1
Real Estate Management and Development	3,765	0.4	628	0.2
Total Investments	$879,592	100.0%	$282,161	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of December 31, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
United States	$778,554	88.5%	$264,160	93.6%
Canada	43,981	5.1	-	-
Netherlands	13,347	1.5	7,860	2.8
United Kingdom	12,075	1.4	6,327	2.20
Switzerland	11,898	1.4	-	-
Australia	4,440	0.5	3,814	1.40
France	3,867	0.4	-	-
Gibraltar	2,791	0.3	-	-
Israel	2,777	0.3	-	-
Ireland	2,763	0.3	-	-
Germany	1,869	0.2	-	-
Denmark	1,107	0.1	-	-
Finland	123	0.0	-	-
Total Investments	$879,592	100.0%	$282,161	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2025 and 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$-	$379,082	$79,368	$458,450
Unitranche First Lien	-	-	383,346	383,346
Unitranche First Lien - Last Out	-	-	2,613	2,613
Senior Secured Second Lien	-	-	10,300	10,300
Unsecured Debt	-	-	3,633	3,633
Equity	-	-	10,791	10,791
Subtotal	$-	$379,082	$490,051	$869,133
Investments Measured at NAV (1)	-	-	-	10,459
Total Investments	$-	$379,082	$490,051	$879,592
Cash Equivalents	$34,566	$-	$-	$34,566

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$-	$104,359	$31,659	$136,018
Unitranche First Lien	-	-	130,616	130,616
Unitranche First Lien – Last Out	-	-	3,479	3,479
Unsecured Debt	-	-	3,176	3,176
Equity	-	-	4,260	4,260
Subtotal	$-	$104,359	$173,190	$277,549
Investments Measured at NAV (1)	-	-	-	4,612
Total Investments	$-	$104,359	$173,190	$282,161
Cash Equivalents	$11,964	$-	$-	$11,964

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2025, based off of the fair value hierarchy as of December 31, 2025 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First Lien - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity	Total
Balance as of December 31, 2024	$31,659	$134,095	$-	$-	$3,176	$4,260	$173,190
Amortized discounts/premiums	679	640	(20)	12	8	-	1,319
Paid in-kind interest	15	991	-	-	443	-	1,449
Net realized gain (loss)	(204)	-	-	-	-	-	(204)
Net change in unrealized appreciation (depreciation)	1,218	3,874	47	388	6	2,109	7,642
Purchases	56,953	272,358	2,624	9,900	-	4,422	346,257
Sales/principal repayments/paydowns	(12,163)	(28,612)	(38)	-	-	-	(40,813)
Transfers in	1,211	-	-	-	-	-	1,211
Transfers out	-	-	-	-	-	-	-
Balance as of December 31, 2025	$79,368	$383,346	$2,613	$10,300	$3,633	$10,791	$490,051
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2025	1,737	3,776	47	388	6	2,109	8,063

During the year ended December 31, 2025, the Company recorded $1,211 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data and no transfers out from Level 3 to Level 2.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2024, based off of the fair value hierarchy as of December 31, 2024 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First Lien - Last Out	Unsecured Debt	Equity	Total
Balance as of December 31, 2023	$14,649	$30,367	$-	$-	$1,369	$46,385
Amortized discounts/premiums	117	296	2	3	-	418
Paid in-kind interest	-	72	-	233	-	305
Net realized gain (loss)	62	9	-	-	-	71
Net change in unrealized appreciation (depreciation)	583	336	(126)	161	648	1,602
Purchases	29,220	116,520	3,603	2,779	2,243	154,365
Sales/principal repayments/paydowns	(11,532)	(16,984)	-	-	-	(28,516)
Transfer in	335	-	-	-	-	335
Transfers out	(1,775)	-	-	-	-	(1,775)
Balance as of December 31, 2024	$31,659	$130,616	$3,479	$3,176	$4,260	$173,190
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2024	573	621	(126)	161	761	1,990

During the year ended December 31, 2024, the Company recorded $335 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data and $1,775 in transfers out from Level 3 to Level 2 due to an increase in observable inputs.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2025 and 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$59,591	Discounted Cash Flows	Discount Rate	5.5%	-	9.4%	(8.4%)
	2,230	Transaction Precedent	Transaction Price			N/A
	17,547	Broker Quoted	Broker Quote			N/A
	$79,368

Unitranche First Lien	$296,442	Discounted Cash Flows	Discount Rate	7.6%	-	14.8%	(9.1%)
	85,091	Transaction Precedent	Transaction Price			N/A
	1,813	Broker Quoted	Broker Quote			N/A
	$383,346

Unitranche First Lien - Last Out	$2,613	Discounted Cash Flows	Discount Rate	7.6%	-	12.9%	(12.6%)
	$2,613

Senior Secured Second Lien	$10,300	Discounted Cash Flows	Discount Rate	9.4%	-	9.4%	(9.4%)
	$10,300

Unsecured Debt	$3,633	Discounted Cash Flows	Discount Rate			13.6%
	$3,633

Equity	$10,791	Enterprise Value	Comparable EBITDA Multiple	7.8x	-	26.6x	(16.3x)
	$10,791

Total	$490,051

Security Type	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$18,313	Discounted Cash Flows	Discount Rate	9.6%	-	10.4%	(10.0%)
	13,346	Broker Quoted	Broker Quote			N/A
	$31,659

Unitranche First Lien	$116,024	Discounted Cash Flows	Discount Rate	8.9%	-	12.2%	(10.1%)
	14,592	Broker Quoted	Broker Quote			N/A
	$130,616

Unitranche First Lien - Last Out	$3,479	Discounted Cash Flows	Discount Rate	11.2%	-	11.2%	(11.2%)
	$3,479

Unsecured Debt	$3,176	Discounted Cash Flows	Discount Rate	13.3%	-	13.3%	(13.3%)
	$3,176

Equity	$4,260	Enterprise Value	Comparable EBITDA Multiple	11.1x	-	27.4x	(20.0x)
	$4,260

Total	$173,190

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

Note 6. Debt

Debt consisted of the following:

	As of December 31, 2025				As of December 31, 2024
(in $ thousands)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)
JPM Funding Facility	$-	$-	$-	$-	$150,000	$111,979	$38,021	$111,979
JPM Funding Facility III	575,000	419,972	155,028	419,972	-	-	-	-
Total Debt	$575,000	$419,972	$155,028	$419,972	$150,000	$111,979	$38,021	$111,979
(1)
The amount available is subject to any limitations related to the credit facility borrowing base.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of December 31, 2025 and 2024, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2025 and 2024 and the period from May 5, 2023 (Commencement of Operations) through December 31, 2023 was 6.91%, 8.67% and 8.41%, respectively. The weighted average borrowing outstanding for the years ended December 31, 2025 and 2024 and the period from May 5, 2023 (Commencement of Operations) through December 31, 2023 was $201,372, $73,192 and $2,241, respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of December 31, 2025 and 2024, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of December 31, 2025 and 2024, the Company was in compliance with the terms and covenants of its debt arrangements.

JPM Funding Facility

On December 8, 2023, the Company entered into a Loan and Security Agreement (as amended, the “JPM Funding Facility”), as servicer, with CPCI Funding SPV, LLC, the Company’s wholly owned subsidiary (the “Borrower I”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provided a secured credit facility of $375,000 with a reinvestment period ending December 8, 2026 and a final maturity date of December 8, 2028. The JPM Funding Facility also provided for a feature that allowed the Borrower I, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $500,000. In addition, on December 8, 2023, the Company, as seller, and the Borrower I, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which the Company agreed to sell or contribute to the Borrower I certain originated or acquired loans and other corporate debt securities and related assets from time to time. The Company consolidated the Borrower I in its consolidated financial statements and no gain or loss was recognized from the transfer of assets to and from the Borrower I.

The obligations of the Borrower I under the JPM Funding Facility were secured by substantially all assets held by the Borrower I, which were not available to the Company’s creditors. The interest rate charged on the JPM Funding Facility was based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.13%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower I paid, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance.

On August 23, 2024, the Borrower I entered into a First Amendment to the JPM Funding Facility. The amendment, among other things, reduced the spread from 2.60% to 2.25%.

On May 29, 2025, the Borrower I entered into a Third Amendment to the JPM Funding Facility. The amendment, among other things, (a) reduced the spread from 2.25% to 2.13%, and (b) increased the facility size from $150,000 to $375,000.

In connection with the entry into the JPM Funding Facility III (as defined below) on October 17, 2025, the Company voluntarily prepaid all amounts outstanding under the JPM Funding Facility. In connection with such repayment, all obligations (including in respect of unfunded commitments) under the facility were terminated, and the related security interests and other liens on the assets securing such facility were terminated and released.

JPM Funding Facility II

On March 31, 2025, the Company entered into a Loan and Security Agreement (as amended, the “JPM Funding Facility II”), as servicer, with CPCI Funding SPV II, LLC, the Company’s wholly owned subsidiary (the “Borrower II” and together with Borrower I, the “Borrowers”), as borrower, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provided a secured credit facility of $100,000 with a reinvestment period ending September 30, 2027 and a final maturity date of March 31, 2028. The JPM Funding Facility II also provided for a feature that allowed the Borrower II, under certain circumstances, to increase the overall size of the JPM Funding Facility II to a maximum of $200,000. The Company consolidated the Borrower II in its consolidated financial statements and no gain or loss was recognized from the transfer of assets to and from the Borrower II.

The obligations of the Borrower II under the JPM Funding Facility II were secured by substantially all assets held by the Borrower II, which were not available to the Company’s creditors. The interest rate charged on the JPM Funding Facility II was based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 1.35%, subject to increase from time to time pursuant to the terms of the JPM Funding Facility II. In addition, the Borrower II paid, among other fees, a commitment fee on the undrawn balance.

In connection with the entry into the JPM Funding Facility III on October 17, 2025, the Company voluntarily prepaid all amounts outstanding under the JPM Funding Facility II. In connection with, such repayment, all obligations (including in respect of unfunded commitments) under the facility were terminated, and the related security interests and other liens on the assets securing such facilities were terminated and released.

JPM Funding Facility III

On October 17, 2025, the Company entered into a Loan and Security Agreement (the “JPM Funding Facility III” and together with the JPM Funding Facility and the JPM Funding Facility II, the “credit facilities”), as servicer, with the borrowers, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $575,000 with a reinvestment period ending October 17, 2028 and a final maturity date of October 17, 2030. The JPM Funding Facility III also provides for a feature that allows the overall size of the JPM Funding Facility III to be increased to a maximum of $875,000. In addition, on October 17, 2025, the Company, as seller, and Borrower I, as purchaser, entered into a Sale and Contribution Agreement and the Company, as seller, and Borrower II, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which the Company will sell or contribute to the Borrower I and the Borrower II, as applicable, certain originated or acquired loans and other corporate debt securities and related assets (collectively, the “Loans”) from time to time.

The obligations of the Borrowers under the JPM Funding Facility III are secured by substantially all assets held by each Borrower, including the Loans. The interest rate charged on the JPM Funding Facility III is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of (i) 1.35% (or 1.4693% in the case of borrowings in British Pounds) or (ii) 1.90% (or 2.0193% in the case of borrowings in British Pounds) depending on the nature of the advances being requested under the JPM Funding Facility III. In connection with the entry into the JPM Funding Facility III, the Company voluntarily prepaid all amounts outstanding under each of the JPM Funding Facility and the JPM Funding Facility II (together, the “Existing JPM Facilities”). In connection with such repayment, all obligations (including in respect of unfunded commitments) under the Existing JPM Facilities were terminated, and the related security interests and other liens on the assets securing such facilities were terminated and released.

Costs incurred in connection with obtaining the JPM Funding Facility III were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility III on a straight-line basis. As of December 31, 2025 and 2024, deferred financing costs related to the JPM Funding Facility III were $6,873 and $0, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the Company’s credit facilities were as follows:

	For the Year Ended	For the Year Ended	For the period from May 5, 2023 (Commencement of Operations) through
(in $ thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$11,760	$5,509	$120
Unused facility fees	1,252	282	26
Amortization of financing costs	905	359	23
Administrative fee	-	196	20
Total interest and other debt financing costs	$13,917	$6,346	$189
Weighted average outstanding balance	$201,372	$73,192	$2,241

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of December 31, 2025		As of December 31, 2024
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment	Commitment Expiration Date (1)	Unfunded Commitment
Accession Risk Management	Delayed Draw Term Loan	n/a	-	11/1/2029	5
Accurate Finance Sub, LLC (3)	Delayed Draw Term Loan	9/2/2027	300	n/a	-
Accurate Finance Sub, LLC (3)	Revolver	9/2/2032	150	n/a	-
Americana Partners LLC (3)	Delayed Draw Term Loan	5/2/2027	1,925	n/a	-
Americana Partners LLC (3)	Revolver	5/2/2031	425	n/a	-
Ancora Bidco PTY LTD (7)	Delayed Draw Term Loan	5/6/2027	723	5/6/2027	671
Angels of Care (3)	Revolver	2/11/2030	400	2/11/2030	400
Angels of Care (5)	Delayed Draw Term Loan	2/9/2026	576	2/9/2026	850
Arrow Management Acquisition, LLC (3)	Revolver	7/25/2032	1,512	n/a	-
Arrow Management Acquisition, LLC (5)	Delayed Draw Term Loan	7/25/2027	6,871	n/a	-
Avalign Technologies, Inc. (3)	Revolver	12/20/2028	461	12/20/2028	645
Avidity Acquisition B.V. (5)	Delayed Draw Term Loan	3/4/2029	29	n/a	-
Bonterra LLC (3)	Revolver	3/5/2032	1,145	n/a	-
Bonterra LLC (5)	Delayed Draw Term Loan	3/6/2027	-	n/a	-
Bonterra LLC (5)	Delayed Draw Term Loan	10/8/2027	3,940	n/a	-
Bristol Hospice (3)	Revolver	8/26/2032	2,313	n/a	-
BVI Medical Inc. (3)	Delayed Draw Term Loan	9/7/2027	227	n/a	-
BVI Medical Inc. (3)	Revolver	3/7/2032	657	n/a	-
C-4 Analytics (3)	Revolver	5/14/2030	525	5/14/2030	525
C-4 Analytics (5)	Delayed Draw Term Loan	5/14/2026	1,850	5/14/2026	1,850
CallRevu, LLC (3)	Revolver	10/10/2032	25	n/a	-
Career Certified LLC (3)	Revolver	2/19/2031	100	n/a	-
Career Certified LLC (5)	Delayed Draw Term Loan	2/19/2027	51	n/a	-
Cary Street Partners (3)	Revolver	5/30/2031	350	n/a	-
Cary Street Partners (5)	Delayed Draw Term Loan	5/30/2027	2,672	n/a	-
CCI Buyer, Inc (3)	Revolver	5/13/2032	1,653	n/a	-
Chicago US Midco III LP	Delayed Draw Term Loan	10/29/2032	362	n/a	-
Clydesdale Acquisition Holdings, Inc.	Delayed Draw Term Loan	n/a	-	n/a	-
CMG Holdco (3)	Revolver	10/31/2028	526	10/31/2028	438
CMG Holdco (3)	Revolver	11/19/2030	702	n/a	-
CMG Holdco (5)	Delayed Draw Term Loan	10/31/2028	395	10/31/2028	664
CMG Holdco (5)	Delayed Draw Term Loan	10/31/2028	617	10/31/2028	617
CMG Holdco (5)	Delayed Draw Term Loan	7/17/2027	4,430	n/a	-
Concord III, LLC (3)	Revolver	12/20/2028	81	12/20/2028	163
CRS TH Holdings, Corp. (3)	Revolver	12/31/2032	300	n/a	-

CRS TH Holdings, Corp. (5)	Delayed Draw Term Loan	12/31/2027	450	n/a	-
DecisionHR Holdings, Inc (3)	Delayed Draw Term Loan	12/8/2027	200	n/a	-
DecisionHR Holdings, Inc (3)	Revolver	12/8/2031	100	n/a	-
Dispatch Acquisition Holdings, LLC (3)	Revolver	11/19/2032	2,942	n/a	-
Duraserv LLC (3)	Delayed Draw Term Loan	6/10/2026	-	6/10/2026	899
Duraserv LLC (3)	Delayed Draw Term Loan	6/10/2026	735	6/10/2026	-
Duraserv LLC (3)	Revolver	6/10/2030	774	6/10/2030	893
Duraserv LLC (3)	Delayed Draw Term Loan	11/12/2027	3,571	n/a	-
Enverus	Revolver	n/a	-	12/24/2029	328
Enverus	Delayed Draw Term Loan	n/a	-	12/22/2025	222
Essential Services Holding Corporation (3)	Revolver	6/17/2030	279	6/17/2030	465
Essential Services Holding Corporation (5)	Delayed Draw Term Loan	6/17/2026	744	6/17/2026	744
Evergreen IX Borrower 2023, LLC (3)	Revolver	9/29/2029	500	9/29/2029	500
Formulations Parent Corporation (3)	Revolver	n/a	-	11/15/2029	550
Galway Borrower, LLC (3)	Revolver	9/30/2028	598	9/30/2028	661
Galway Borrower, LLC (3)	Delayed Draw Term Loan	2/7/2026	4,368	2/7/2026	5,396
GB Eagle Buyer, Inc. (3)	Revolver	12/1/2030	513	12/1/2030	513
GB Eagle Buyer, Inc. (3)	Revolver	12/1/2030	4,141	n/a	-
GB Eagle Buyer, Inc. (5)	Delayed Draw Term Loan	12/1/2030	-	12/1/2030	1,282
GB Eagle Buyer, Inc. (5)	Delayed Draw Term Loan	11/14/2027	10,404	n/a	-
Granicus, Inc. (3)	Revolver	1/17/2031	548	1/17/2031	548
Granicus, Inc. (3)	Delayed Draw Term Loan	8/2/2026	66	8/2/2026	140
Halo Buyer Inc (3)	Revolver	8/7/2029	335	n/a	-
Hamsard 3778 Limited (9)	Delayed Draw Term Loan	10/28/2031	590	10/28/2031	550
Hanger, Inc. (11)	Delayed Draw Term Loan	10/23/2031	93	10/23/2031	26
Headlands Buyer, Inc. (3)	Delayed Draw Term Loan	9/29/2027	2,747	n/a	-
Headlands Buyer, Inc. (3)	Revolver	9/29/2032	1,283	n/a	-
HPOne (3)	Delayed Draw Term Loan	8/18/2027	1,200	n/a	-
HPOne (3)	Revolver	8/18/2031	3,000	n/a	-
Husky Holding LLC (10)	Delayed Draw Term Loan	2/15/2029	59	n/a	-
Iris Buyer, LLC (3)	Revolver	10/2/2029	505	10/2/2029	505
Iris Buyer, LLC (5)	Delayed Draw Term Loan	10/2/2030	-	10/2/2030	171
Iris Buyer, LLC (5)	Delayed Draw Term Loan	10/2/2030	235	10/2/2030	-
IVX Health Merger Sub, Inc. (3)	Revolver	6/7/2030	1,408	6/7/2030	1,408
King Risk Partners LLC (3)	Revolver	4/23/2031	450	n/a	-

King Risk Partners LLC (4)	Delayed Draw Term Loan	4/23/2027	1,031	n/a	-
KLICK INC. (3)	Delayed Draw Term Loan	11/5/2027	3,516	n/a	-
KLICK INC. (3)	Revolver	11/5/2032	3,516	n/a	-
Landscape Workshop LLC (3)	Revolver	5/16/2031	2,841	n/a	-
Landscape Workshop LLC (5)	Delayed Draw Term Loan	5/16/2027	3,826	n/a	-
Lawn Star Buyer, LLC (2)	Revolver	6/2/2031	700	n/a	-
LTC Ally Inc (3)	Revolver	4/30/2031	200	n/a	-
Marlabs (3)	Revolver	8/5/2030	283	n/a	-
Marlabs (5)	Delayed Draw Term Loan	2/5/2028	1,350	n/a	-
MB2 Dental (3)	Revolver	2/13/2031	315	2/13/2031	384
MB2 Dental (5)	Delayed Draw Term Loan	2/13/2026	-	2/13/2026	1,528
MB2 Dental (5)	Delayed Draw Term Loan	2/13/2027	-	2/13/2027	357
Medical Review Institute of America (3)	Revolver	7/1/2030	736	7/1/2030	800
Medicus IT (3)	Revolver	7/9/2030	1,018	7/9/2030	1,100
Medicus IT (3)	Revolver	6/30/2032	816	n/a	-
Medicus IT (5)	Delayed Draw Term Loan	6/30/2027	262	n/a	-
Medicus IT (5)	Delayed Draw Term Loan	7/9/2026	2,800	7/9/2026	2,800
National Mentor Holdings, Inc. (5)	Delayed Draw Term Loan	12/5/2030	369	n/a	-
Net Health Acquisition Corp. (3)	Revolver	7/5/2031	1,136	7/5/2031	954
Numera (3)	Revolver	8/29/2032	100	n/a	-
Numera (5)	Delayed Draw Term Loan	8/29/2032	300	n/a	-
Olyos (6)	Delayed Draw Term Loan	6/26/2028	3,424	n/a	-
Online Labels Group, LLC (3)	Revolver	12/19/2029	200	12/19/2029	200
Online Labels Group, LLC (5)	Delayed Draw Term Loan	12/19/2025	88	12/19/2025	175
Online Labels Group, LLC (5)	Delayed Draw Term Loan	12/19/2025	175	12/19/2025	175
Parts Town (5)	Delayed Draw Term Loan	4/16/2026	318	4/16/2026	374
Pegasus Steel (5)	Delayed Draw Term Loan	1/19/2026	197	1/19/2026	-
Pegasus Steel (5)	Delayed Draw Term Loan	1/19/2026	343	1/19/2026	343
Pegasus Steel (5)	Delayed Draw Term Loan	1/19/2026	431	1/19/2026	-
Pitch MidCo B.V. (7)	Delayed Draw Term Loan	4/26/2028	1,174	4/26/2028	1,484
Premier Care Dental Management, LLC (4)	Delayed Draw Term Loan	7/16/2027	5,738	n/a	-
Pye-Barker Fire & Safety, LLC	Revolver	n/a	-	5/24/2030	758
Rightworks LLC (3)	Revolver	5/21/2029	285	n/a	-
RN Enterprises, LLC (3)	Revolver	10/17/2031	932	10/17/2031	885
RN Enterprises, LLC (5)	Delayed Draw Term Loan	10/17/2026	1,572	10/17/2026	1,747
RWA Wealth Partners, LLC. (3)	Revolver	11/15/2030	400	11/15/2030	400

RWA Wealth Partners, LLC. (5)	Delayed Draw Term Loan	11/15/2026	1,068	11/15/2026	1,313
Saarni (8)	Delayed Draw Term Loan	3/19/2032	5	n/a	-
Security Risk Advisors Intl, LLC (5)	Delayed Draw Term Loan	9/30/2031	650	n/a	-
Security Risk Advisors Intl, LLC (5)	Revolver	9/30/2031	433	n/a	-
Solvias AG LP (3)	Revolver	2/27/2032	1,586	n/a	-
The Hilb Group, LLC (3)	Delayed Draw Term Loan	10/31/2026	947	10/31/2026	1,336
The Hilb Group, LLC (3)	Revolver	10/31/2031	580	10/31/2031	619
Trace3 (Escape Velocity Holdings)	Delayed Draw Term Loan	10/29/2032	178	n/a	-
Tropolis Holdings LLC (3)	Revolver	2/28/2031	100	n/a	-
Tropolis Holdings LLC (5)	Delayed Draw Term Loan	3/1/2027	-	n/a	-
Tropolis Holdings LLC (5)	Delayed Draw Term Loan	10/4/2027	721	n/a	-
UHY Advisors , Inc. (3)	Revolver	11/21/2031	320	11/21/2031	450
UHY Advisors , Inc. (5)	Delayed Draw Term Loan	11/21/2026	1,563	11/21/2026	1,775
Unosquare, LLC (3)	Revolver	6/2/2031	550	n/a	-
Unosquare, LLC (5)	Delayed Draw Term Loan	6/2/2027	1,400	n/a	-
USALCO	Delayed Draw Term Loan	9/30/2031	177	9/30/2031	45
Van Der Steen (9)	Revolver	5/7/2028	-	5/7/2028	1,137
Vital Care Buyer, LLC	Revolver	n/a	-	7/30/2031	283
Vrs Buyer Inc	Delayed Draw Term Loan	10/11/2032	62	n/a	-
WCT Group Holdings, LLC (3)	Revolver	12/12/2029	457	12/12/2029	457
WCT Group Holdings, LLC (3)	Delayed Draw Term Loan	8/25/2027	43	n/a	-
WCT Group Holdings, LLC (5)	Revolver	12/12/2029	229	n/a	-
Total			$130,592		$44,508
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
(10)
Investment pays 1.875% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.
(11)
Investment pays 3.5% unfunded commitment fee on revolving credit facility or delayed draw term loan facility.

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

As of December 31, 2025, pursuant to subscription agreements entered into with the Private Placement Investors and shares issued through its public offering that commenced on August 1, 2024, the Company issued approximately 17,185,048 of its Class I shares and approximately 2,358 of its Class S shares and raised gross proceeds of approximately $455,322 and $63 respectively.

Net Asset Value per Share and Offering Price

The following table summarizes each month-end NAV per share for Class I shares of beneficial interest during the year ended December 31, 2025. As of December 31, 2025, the Company had not sold any of its Class D shares.

Date	Class I	Class S
January 31, 2024	$26.24	$-
February 29, 2024	26.45	-
March 31, 2024	26.68	-
April 30, 2024	26.79	-
May 31, 2024	27.09	-
June 30, 2024	26.95	-
July 31, 2024	26.89	-
August 31, 2024	26.83	-
September 30, 2024	26.95	-
October 31, 2024	27.00	-
November 30, 2024	26.99	-
December 31, 2024	27.06	-
January 31, 2025	27.03	-
February 28, 2025	26.99	-
March 31, 2025	26.88	-
April 30, 2025	26.76	26.76
May 31, 2025	26.92	26.92
June 30, 2025	27.14	27.14
July 31, 2025	27.11	27.11
August 31, 2025	27.20	27.20
September 30, 2025	27.02	27.02
October 31, 2025	26.89	26.89
November 30, 2025	26.89	26.89
December 31, 2025	27.06	27.06

Distributions

The Company declared monthly regular and special distributions for its Class I shares. The following table presents the monthly regular and special distributions that were declared and payable during the year ended December 31, 2025.

(in $ thousands, except per share amounts)			Class I Distributions			Class S Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1,119		$-	$-
January 31, 2025	January 29, 2025	February 27, 2025	0.06	419	(1)	-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1,119		-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.06	419	(1)	-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1,119		-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.06	419	(1)	-	-
April 30, 2025	April 28, 2025	May 28, 2025	0.16	1,509		0.14	0
April 30, 2025	April 28, 2025	May 28, 2025	0.06	566	(1)	0.06	0	(1)
May 31, 2025	May 22, 2025	June 27, 2025	0.16	1,548		0.14	0
May 31, 2025	May 22, 2025	June 27, 2025	0.06	580	(1)	0.06	0	(1)
June 30, 2025	June 25, 2025	July 29, 2025	0.16	1,550		0.14	0
June 30, 2025	June 25, 2025	July 29, 2025	0.06	581	(1)	0.06	0	(1)
July 31, 2025	July 29, 2025	August 29, 2025	0.16	1,874		0.14	0
July 31, 2025	July 29, 2025	August 29, 2025	0.06	703	(1)	0.06	0	(1)
August 31, 2025	August 25, 2025	September 30, 2025	0.16	1,953		0.14	0
August 31, 2025	August 25, 2025	September 30, 2025	0.06	733	(1)	0.06	0	(1)
September 30, 2025	September 25, 2025	October 31, 2025	0.16	2,237		0.14	0
September 30, 2025	September 25, 2025	October 31, 2025	0.06	839	(1)	0.06	0	(1)
October 31, 2025	October 28, 2025	November 28, 2025	0.16	2,265		0.14	0
October 31, 2025	October 28, 2025	November 28, 2025	0.06	849	(1)	0.06	0	(1)
November 30, 2025	November 26, 2025	December 30, 2025	0.16	2,516		0.14	0
November 30, 2025	November 26, 2025	December 30, 2025	0.04	629	(1)	0.04	0	(1)
December 31, 2025	December 29, 2025	January 28, 2026	0.16	2,750		0.14	0
December 31, 2025	December 29, 2025	January 28, 2026	0.04	687	(1)	0.04	0	(1)
			$2.60	$28,983	(2)	$1.76	$3	(2)

(1) Represents a special distribution.

(2) Totals may not add up due to rounding.

The following table presents the monthly regular and special distributions that were declared and payable during the year ended December 31, 2024.

(in $ thousands, except per share amounts)			Class I Distributions			Class S Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount
June 30, 2024	June 27, 2024	July 26, 2024	$0.16	$951		$-	$-
June 30, 2024	June 27, 2024	July 26, 2024	0.07	416	(1)	-	-
July 31, 2024	July 26, 2024	August 27, 2024	0.16	959		-	-
July 31, 2024	July 26, 2024	August 27, 2024	0.07	421	(1)	-	-
August 31, 2024	August 27, 2024	September 27, 2024	0.16	1,003		-	-
August 31, 2024	August 27, 2024	September 27, 2024	0.07	439	(1)	-	-
September 30, 2024	September 27, 2024	October 28, 2024	0.16	1,003		-	-
September 30, 2024	September 27, 2024	October 28, 2024	0.07	439	(1)	-	-
October 31, 2024	October 28, 2024	November 26, 2024	0.16	1,003		-	-
October 31, 2024	October 28, 2024	November 26, 2024	0.07	439	(1)	-	-
November 29, 2024	November 21, 2024	December 27, 2024	0.16	1,069		-	-
November 29, 2024	November 21, 2024	December 27, 2024	0.07	467	(1)	-	-
December 31, 2024	December 26, 2024	January 27, 2025	0.16	1,069		-	-
December 31, 2024	December 26, 2024	January 27, 2025	0.07	467	(1)	-	-
			$1.61	$10,145		$-	$-

(1) Represents a special distribution

For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, the Company declared no distributions.

See Note 11 “Subsequent Events” for subsequent events relating to regular and special distributions declared by the Company.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan pursuant to which stockholders will have their cash distributions automatically reinvested in additional shares of the Company’s same class of common stock to which the distribution relates unless they elect to receive their distributions in cash. As a result, if the Company declares, a cash dividend or other distribution, then stockholders who have not opted out of the Company’s distribution reinvestment plan (or, in the case of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington stockholders and clients of participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, opted to participate in such plan), will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating stockholder’s account to three decimal places.

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

In accordance with the Company’s share repurchase program, the Company made one share repurchase offer in the fourth quarter of 2024 and made share repurchase offers in each quarter of 2025. There were no share repurchases actually completed for the years ended December 31, 2025 or December 31, 2024 or for the period from May 5, 2023 (Commencement of Operations) through

December 31, 2023.

Note 9. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024		For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
	Class I	Class S	Class I	Class S	Class I		Class S
Per Share Data (6):
Net asset value, beginning of period	$27.06	$-	$26.11	$-	$25.00		$-
Capital contribution	-	26.88	-	-	-		-
Net investment income (1)	2.53	1.71	2.41	-	0.88		-
Net realized and unrealized gains on investments(1)(2)	0.07	0.23	0.15	-	0.23		-
Net increase in net assets resulting from operations	2.60	1.94	2.56	-	1.11		-
Distributions declared from net investment income(2)	(2.60)	(1.76)	(1.61)	-	-		-
Total increase (decrease) in net assets	0.00	27.06	0.95	-	1.11		-
Net asset value, end of period	$27.06	$27.06	$27.06	$-	$26.11		$-
Shares outstanding, end of period	17,185,048	2,358	6,677,756	-	3,977,799		-
Weighted average shares outstanding	11,251,880	2,122	5,910,898	-	2,805,772		-
Total return based on net asset value (3)	9.61%	7.22%	9.80%	-	4.44%		-
Ratio/Supplemental Data:
Net assets, end of period	$465,005	$64	$180,725	$-	$103,858		$-
Ratio of total expenses (excluding expense support) to average net assets(4)(5)	8.68%	8.80%	9.18%	-	3.81%	(7)	-
Ratio of net expenses (excluding expense support and without incentive fees and interest and other debt expenses) to average net assets	3.73%	4.09%	4.24%	-	3.36%	(7)	-
Ratio of net investment income to average net assets	10.12%	8.61%	9.29%	-	6.18%	(7)	-
Ratio of interest and credit facility expenses to average net assets	4.95%	4.71%	4.05%	-	0.45%	(7)	-
Portfolio turnover	31.81%	31.81%	30.71%	-	0.84%		-
Asset coverage ratio	210%	221%	259%	-	557%		-

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
(5)
The ratio of total expenses to average net assets in the table above includes the Adviser’s voluntary waivers of its right to receive the management, income and capital gains incentive fees. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets for Class I shares would have been 9.01% for the year ended December 31, 2025. Excluding the effects of the voluntary waivers, the annualized ratio of total expenses to average net assets would have been 10.21% for the year ended December 31, 2024. Excluding the effects of the voluntary waivers, the annualized ratio of total expenses to average net assets would have been 6.12% for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023.
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

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit
JPM Funding Facility
Fiscal 2024	$111,979	$2,587	$-	N/A
Fiscal 2023	$22,500	$5,577	$-	N/A
JPM Funding Facility III
Fiscal 2025	$419,972	$2,098	$-	N/A
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

Note 10. Income Taxes

For the years ended December 31, 2025 and 2024 and the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, the Company recognized excise taxes of $222, $325 and $110, respectively, related to its status as a RIC. As of December 31, 2025, 2024 and 2023, $222, $325 and $110 of accrued excise taxes, respectively, remained payable.

For the years ended December 31, 2025 and 2024, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of December 31, 2025 and 2024, no deferred tax assets or liabilities were recorded on the Consolidated Statements of Assets and Liabilities.

The tax character of stockholder distributions attributable to the years ended December 31, 2025 and 2024 and the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, was as follows (in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Ordinary Income	$28,983	$10,145	$—
Capital Gain	—	—	—
Total	$28,983	$10,145	$—

The components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities due to temporary and permanent differences. Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following table shows the components of accumulated losses on a tax basis for the years ended December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025	As of December 31, 2024
Undistributed net investment income	$5,388	$8,407
Other temporary differences	(1,407)	(875)
Post October loss deferrals	—	—
Capital loss carryover	(2,161)	(97)
Unrealized appreciation (depreciation)	8,520	2,130
Components of tax distributable earnings at year end	$10,340	$9,565

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

Permanent differences between Investment Company Taxable Income (“ICTI”) and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes, partnership investments, investments in wholly-owned subsidiaries, and incentive fees. For the years ended December 31, 2025 and 2024 and the period from May 5, 2023 (Commencement of Operations) through December 31, 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of foreign currency gain(loss) and non-deductible-excise tax as follows (in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Accumulated net realized gain (loss)	$2,572	$87	$—
Increase (Decrease) in undistributed net investment income	(2,350)	238	110
Total	$222	$325	$110

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

	As of December 31, 2025	As of December 31, 2024
Tax Cost	$905,241	$291,955
Gross Unrealized Appreciation	$13,386	$3,945
Gross Unrealized Depreciation	(4,469)	(1,815)
Net Unrealized Investment Appreciation (Depreciation)	$8,917	$2,130

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of December 31, 2025.

On January 2, 2026, the Company issued and sold approximately 1,625,647 Common Shares at an offering price of $27.06 per share, and received $43,990 as payment for such shares.

On January 17, 2026, as part of a scheduled commitment increase, the JPM Funding Facility III commitment size increased from $575,000 to $650,000.

On January 30, 2026, the Company announced the declaration of the amounts per share set forth below for its Class I shares and S shares. The distributions for Class I shares and Class S shares were payable to the stockholders of record as of the open of business on January 31, 2026 and were paid on February 27, 2026. The distributions were paid in cash or reinvested in the Class I shares and Class S shares, respectively, for stockholders participating in the Company’s distribution reinvestment plan.

	Gross Distribution	Special Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16000	$0.04000	$-	$0.20000
Class S Common Shares	0.16000	0.04000	0.01917	0.18083

On February 2, 2026 the Company issued and sold approximately 40,706 Common Shares (consisting of 36,059 Class I shares, 929 Class D shares and 3,718 Class S shares) at an offering price of $26.90 per share, and received $1,095 as payment for such shares.

On February 25, 2026, the Company announced the declaration of the amounts per share set forth below for its Class I shares, Class S shares, and Class D shares. The distributions for Class I shares, Class S shares, and Class D shares were payable to the stockholders of record as of the open of business on February 28, 2026 and will be paid on March 30, 2026. The distributions will be paid in cash or reinvested in the Class I shares, Class S shares or Class D shares, respectively, for stockholders participating in the Company’s distribution reinvestment plan.

	Gross Distribution	Special Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16500	$-	$-	$0.16500
Class S Common Shares	0.16500	-	0.01904	0.14596
Class D Common Shares	0.16500	-	0.00560	0.15940

On March 2, 2026, pursuant to the Offering, the Company received approximately $8,257 in subscriptions from third party unaffiliated investors. The purchase price per Class I share, Class S share and Class D share will equal the Company’s net asset value per Class I share, Class S share and Class D share, respectively, as of the last calendar day of February 2026 (the “February NAV”), which is generally expected to be available within 20 business days after March 2, 2026. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the February NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, March 2, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this Annual Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Los Angeles, CA, PCAOB ID: 42)
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025 and 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024 and for the period from May 5, 2023 (Commencement of Operations) through December 31, 2023
Consolidated Schedule of Investments as of December 31, 2025
Consolidated Schedule of Investments as of December 31, 2024
Notes to Consolidated Financial Statements

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

10.18

Second Amendment to Loan and Security Agreement, dated February 5, 2025, among CPCI Funding SPV, LLC, as borrower, Crescent Private Credit Income Corp., as servicer, U.S. Bank Trust Company, National Association as collateral agent and collateral administrator, U.S. Bank National Association as securities intermediary and JPMorgan Chase Bank as administrative agent (filed herewith).

10.19

Third Amendment to the Loan and Security Agreement, dated May 29, 2025, among CPCI Funding SPV, LLC, as borrower, Crescent Private Credit Income Corp., as servicer, U.S. Bank Trust Company National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01599), filed on June 3, 2025).

10.20

Sale and Contribution Agreement, dated December 8, 2023, between Crescent Private Credit Income Corp., as seller, and CPCI Funding SPV, LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 13, 2023).

10.21

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

10.22

Sale and Contribution Agreement, dated March 31, 2025, between Crescent Private Credit Income Corp., as seller, and CPCI Funding SPV II, LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K (File No. 814-01599), filed on April 3, 2025).

10.23

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

10.24

Sale and Contribution Agreement, dated October 17, 2025, between Crescent Private Credit Income Corp., as seller, and CPCI Funding SPV, LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01599), filed on October 23, 2025).

10.25

Sale and Contribution Agreement, dated October 17, 2025, between Crescent Private Credit Income Corp., as seller, and CPCI Funding SPV II, LLC, as purchaser (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 814-01599), filed on October 23, 2025).

19.1	Insider Trading Policy (filed herewith).
21.1	Subsidiaries (filed herewith).
24.1	Power of Attorney (filed herewith, included on the signature page to this Annual Report).
31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT PRIVATE CREDIT INCOME CORP.

By:	/s/ Eric Hall
Eric Hall
Chief Executive Officer
Date: March 6, 2026

Each person whose signature appears below constitutes and appoints Eric Hall, Kirill Bouek, George P. Hawley, Erik Barrios, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2026.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Eric Hall
Eric Hall
Chief Executive Officer (Principal Executive Officer)
Date: March 6, 2026

By:	/s/ Kirill Bouek
Kirill Bouek
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: March 6, 2026

By:	/s/ Kathleen Briscoe
Kathleen Briscoe
Director
Date: March 6, 2026

By:	/s/ Susan Yun Lee
Susan Yun Lee
Director
Date: March 6, 2026

By:	/s/ Martha Solis-Turner
Martha Solis-Turner
Director
Date: March 6, 2026

By:	/s/ Jason Breaux
Jason Breaux
Director
Date: March 6, 2026

By:	/s/ Christopher G. Wright
Christopher G. Wright
Director
Date: March 6, 2026