Form 10-Q
period 2026-03-31
Crescent Private Credit Income Corp
filed 2026-05-15
CIK 1954360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the Registrant’s common stock, par value $0.01 per share outstanding at May 15, 2026 was 20,469,317 shares of Class I Common Stock (“Class I Shares”), 7,054 shares of Class S Common Stock (“Class S Shares”), and 929 shares of Class D Common Stock (“Class D shares”).

Common shares outstanding exclude May 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

11

CRESCENT PRIVATE CREDIT INCOME CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

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
•
ongoing global conflict, including war and conflicts in the Middle East and the Russia-Ukraine war;
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
•
an increase in negative global media coverage relating to the private credit industry;
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

PART I. Financial Information
Item 1. Financial Statements

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

	As of March 31, 2026	As of December 31, 2025
Assets	(Unaudited)
Investments, at fair value
Non-controlled non-affiliated investments (cost of $875,546 and $870,675, respectively)	$877,060	$879,592
Cash and cash equivalents	70,954	84,758
Restricted cash and cash equivalents	18,431	13,208
Interest and dividend receivable	2,994	2,402
Unrealized appreciation on foreign currency forward contract	239	-
Receivable from unsettled transactions	45,959	1,881
Deferred offering costs	327	366
Total assets	$1,015,964	$982,207

Liabilities
Debt (net of deferred financing costs of $6,520 and $6,873, respectively)	$457,969	$413,099
Subscriptions received in advance	34,445	43,990
Payable for investments purchased	6,695	49,687
Interest and other debt financing costs payable	5,036	3,770
Distribution payable	4,504	3,437
Management fees payable	1,549	1,313
Accrued expenses and other liabilities	2,292	1,842
Total liabilities	$512,490	$517,138

Commitments and Contingencies (Note 8)
Net assets
Common stock, par value $0.01 per share (300,000,000 shares authorized, 19,165,828 and 17,187,406 shares issued and outstanding, respectively)	192	172
Paid-in capital in excess of par value	507,916	454,557
Accumulated earnings/(loss)	(4,634)	10,340
Total net assets	503,474	465,069
Total liabilities and net assets	$1,015,964	$982,207

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

NET ASSET VALUE PER SHARE	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
Class I Shares:
Net assets	$503,265	$465,005
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	19,157,872	17,185,048
Net asset value per share	$26.27	$27.06
Class S Shares:
Net assets	$185	$64
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	7,027	2,358
Net asset value per share	$26.27	$27.06
Class D Shares:
Net assets	$24	$-
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	929	-
Net asset value per share	$26.27	$-

Crescent Private Credit Income Corp.
Consolidated Statements of Operations
(in thousands, except for per share data)
(Unaudited)
	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$19,250	$7,018
Paid-in-kind interest	152	406
Dividend income	575	-
Other income	180	200
Total investment income	20,157	7,624

Expenses:
Interest and other debt financing costs	6,308	2,121
Management fees	1,568	582
Income based incentive fees	1,343	360
Professional fees	476	187
Administrative services expenses	382	334
Offering costs	211	960
Directors’ fees	54	106
Capital gains based incentive fees	(462)	(188)
Other general and administrative expenses	408	385
Total expenses	10,288	4,847
Management fees waiver	(18)	(9)
Income based incentive fees waiver	(1,343)	(360)
Capital gains based incentive fees waiver	462	188
Expense support reimbursement	-	(1,972)
Net expenses	9,389	2,694
Net investment income before taxes	10,768	4,930
Provision for excise taxes	27	81
Net investment income	10,741	4,849
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(7,671)	(197)
Foreign currency transactions	0	(27)
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	(7,403)	(727)
Foreign currency forward contract	239	-
Foreign currency translation	497	(563)
Net realized and unrealized gains (losses) on investments	(14,338)	(1,514)
Net increase (decrease) in net assets resulting from operations	$(3,597)	$3,335

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2026	March 31, 2025
Net increase (decrease) in net assets resulting from operations:
Net investment income	$10,741	$4,849
Net realized gain (loss) on investments	(7,671)	(224)
Net change in unrealized appreciation (depreciation)	(6,667)	(1,290)
Total net increase (decrease) in net assets resulting from operations:	(3,597)	3,335

Share Transactions
Class I:
Issuance of common stock	53,217	8,500
Distributions reinvested	12	-
Distributions to Stockholders	(11,374)	(4,615)
Net increase (decrease) from share transactions - Class I	41,855	3,885
Class S:
Issuance of common stock	124	-
Distributions reinvested	1	-
Distributions to Stockholders	(3)	-
Net increase (decrease) from share transactions - Class S	122	-
Class D:
Issuance of common stock	25	-
Distributions reinvested	-	-
Distributions to Stockholders	(0)	-
Net increase (decrease) from share transactions - Class D	25	-
Total increase (decrease) in net assets	38,405	7,220
Net assets, beginning of period	$465,069	$180,725
Net assets, end of period	$503,474	$187,945

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(3,597)	$3,335
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(229,126)	(72,469)
Paid-in-kind interest income	(152)	(406)
Proceeds from sales of investments and principal repayments	217,715	46,398
Net realized (gain) loss on investments, foreign currency transactions	7,671	224
Net change in unrealized (appreciation) depreciation on investments, foreign currency translation	6,906	1,290
Net change in unrealized (appreciation) depreciation on foreign currency forward contract	(239)	-
Amortization of premium and accretion of discount, net	(979)	(344)
Amortization of deferred offering costs	211	960
Amortization of deferred financing costs	353	90
Change in operating assets and liabilities:
(Increase) decrease in receivable from unsettled transactions	(44,078)	(2,944)
(Increase) decrease in interest and dividend receivable	(592)	(372)
(Increase) decrease in other assets	-	(882)
Increase (decrease) in payable for investments purchased	(42,992)	4,377
Increase (decrease) in interest and other debt financing costs payable	1,266	(161)
Increase (decrease) in management fees payable	236	28
Increase (decrease) in accrued expenses and other liabilities	337	37
Net cash provided by (used for) operating activities	$(87,060)	$(20,839)

Cash flows from financing activities:
Proceeds from issuance of common stock	53,366	8,500
Increase (decrease) in subscriptions received in advance	(9,545)	43,053
Distributions paid	(10,297)	(4,613)
Offering costs paid	(59)	(255)
Borrowings on credit facilities	162,786	63,797
Repayments on credit facilities	(118,269)	(18,000)
Deferred financing and debt issuance costs paid	-	(642)
Net cash provided by (used for) financing activities	77,982	91,840
Effect of exchange rate changes on cash denominated in foreign currency	497	(563)
Net increase (decrease) in cash and cash equivalents	(8,581)	70,438
Cash and cash equivalents, restricted cash and restricted cash equivalents, and foreign currency, beginning of period	97,966	21,367
Cash and cash equivalents, restricted cash and restricted cash equivalents, and foreign currency, end of period (1)	$89,385	$91,805

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$4,689	$1,903
Cash paid during the period for taxes	$193	$327
Accrued but unpaid distributions	$4,504	$-
Reinvestment of distributions during the period	$13	$-
Non-cash settlement of offering costs	$113	$-

(1) As of March 31, 2026, the balance included cash and cash equivalents of $70,954 (including cash denominated in foreign currency of $1,480) and restricted cash and cash equivalents of $18,431 (including cash denominated in foreign currency of $1,108). As of March 31, 2025, the balance included cash and cash equivalents of $86,426 (including cash denominated in foreign currency of $128) and restricted cash and cash equivalents of $5,379 (including cash denominated in foreign currency of $402).

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
Accurate Finance Sub, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			09/2032	$-	$(1)	-%	$-
Accurate Finance Sub, LLC (4)(5)	Senior Secured First Lien Revolver			09/2032	-	(1)	-	-
Accurate Finance Sub, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.45%	09/2032	550	546	0.1	550
Ahead DB Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 250, 75 Floor	6.20%	02/2031	1,629	1,626	0.3	1,607
Altar Bidco, Inc. (7)	Senior Secured First Lien Term Loan	S + 310, 50 Floor	6.61%	02/2029	1,608	1,594	0.3	1,601
Bingo Holdings I LLC (7)	Senior Secured First Lien Term Loan	S + 475	8.45%	06/2032	1,639	1,624	0.3	1,601
Boxer Parent Company Inc. (7)	Senior Secured First Lien Term Loan	S + 300	6.67%	07/2031	1,716	1,713	0.3	1,596
Chariot Buyer (7)	Senior Secured First Lien Term Loan	S + 300	6.67%	09/2032	1,488	1,487	0.3	1,476
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	6.95%	03/2031	1,851	1,851	0.3	1,701
Corelogic, Inc. (7)	Senior Secured First Lien Term Loan	S + 361.45, 50 Floor	7.28%	06/2028	826	827	0.2	792
Dayforce Inc (7)	Senior Secured First Lien Term Loan	S + 300	6.66%	10/2032	1,135	1,134	0.2	1,077
GB Eagle Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.15%	12/2030	1,279	1,274	0.3	1,266
GB Eagle Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 450, 100 Floor	8.15%	12/2030	189	185	0.0	184
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.20%	12/2030	3,150	3,124	0.6	3,119
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.15%	12/2030	20,352	20,149	4.0	20,148
GB Eagle Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.15%	12/2030	10,404	10,303	2.0	10,300
GB Eagle Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 450, 100 Floor	8.15%	12/2030	1,527	1,489	0.3	1,486
Genesys Cloud Services Holdings II LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.17%	12/2027	1,828	1,806	0.3	1,752
Iron Mountain Inc (6)(7)	Senior Secured First Lien Term Loan	S + 200	5.67%	01/2031	1,344	1,344	0.3	1,339
Parts Town	Unitranche First Lien Term Loan	S + 500 (175 PIK), 75 Floor	8.67%	04/2030	5,471	5,444	1.1	5,457
Parts Town (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2030	-	-	(0.0)	(1)
Pushpay USA Inc.	Senior Secured First Lien Term Loan	S + 419.46	7.89%	08/2031	990	984	0.2	970
Red Planet Borrower, LLC (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.67%	09/2032	816	809	0.2	800
TransDigm Inc (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.17%	02/2031	2,132	2,140	0.4	2,135
Zelis Payments Buyer Inc (7)	Senior Secured First Lien Term Loan	S + 275	6.42%	09/2029	1,649	1,636	0.3	1,601
					63,573	63,087	12.3	62,557
Commercial and Professional Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.70%	08/2030	1,750	1,745	0.3	1,591
AlixPartners, LLP (7)	Senior Secured First Lien Term Loan	S + 200	5.67%	08/2032	2,130	2,132	0.4	2,113
Allied Universal Holdco LLC (7)	Senior Secured First Lien Term Loan	S + 335	7.02%	08/2032	1,470	1,470	0.3	1,472
BV MRP Buyer, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2032	-	(59)	(0.0)	(44)
BV MRP Buyer, LLC (4)(5)	Senior Secured First Lien Revolver			01/2032	-	(18)	(0.0)	(13)
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BV MRP Buyer, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.70%	01/2032	14,600	14,454	2.9	14,494
Career Certified LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.70%	02/2031	99	99	0.0	99
Career Certified LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	-	(1)	-	-
Career Certified LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.70%	02/2031	744	740	0.1	744
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.20%	10/2028	411	409	0.1	401
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.20%	10/2028	1,035	1,028	0.2	1,008
CMG Holdco (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.20%	10/2028	1,094	1,084	0.2	1,056
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	-	(4)	(0.0)	(16)
CMG Holdco (5)	Unitranche First Lien Revolver	S + 450, 100 Floor	8.10%	10/2028	230	227	0.0	217
CMG Holdco	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.20%	10/2028	698	693	0.1	680
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	-	(19)	(0.0)	(115)
CMG Holdco (4)(5)	Unitranche First Lien Revolver			11/2030	-	(6)	(0.0)	(18)
Crisis Prevention Institute, Inc. (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.70%	04/2031	2,035	2,032	0.4	2,017
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2031	-	-	(0.0)	(1)
DecisionHR Holdings, Inc	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.16%	12/2031	700	695	0.1	695
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Revolver			12/2031	-	(1)	(0.0)	(1)
Dispatch Acquisition Holdings, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.45%	11/2032	2,154	2,110	0.4	2,108
Dispatch Acquisition Holdings, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2032	-	-	(0.0)	(12)
Dispatch Acquisition Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.45%	11/2032	1,192	1,180	0.2	1,180
Dispatch Acquisition Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.45%	11/2032	25,385	25,149	5.0	25,131
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.42%	06/2031	1,045	1,038	0.2	1,022
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.42%	06/2031	1,761	1,751	0.3	1,738
Duraserv LLC (5)	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.42%	06/2030	321	315	0.1	310
Duraserv LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	06/2031	4,749	4,716	0.9	4,687
Duraserv LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2031	-	(16)	(0.0)	(46)
FS Investments (Franklin Sq.)	Senior Secured First Lien Term Loan	S + 225	5.92%	04/2031	1,788	1,771	0.3	1,511
GN Loanco, LLC (7)	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.17%	12/2030	1,620	1,616	0.3	1,581
Halo Buyer Inc (5)	Unitranche First Lien Revolver	S + 600, 100 Floor	9.67%	08/2029	161	153	0.0	160
Halo Buyer Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.67%	08/2029	3,443	3,390	0.7	3,452
HES Facilities (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.45%	03/2033	1,610	1,584	0.3	1,558
HES Facilities	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	03/2033	17,123	16,953	3.4	16,951
HES Facilities (5)	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.42%	03/2033	388	361	0.1	361
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.95%	10/2030	325	319	0.1	329
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2029	-	(8)	-	-
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.92%	10/2030	3,452	3,383	0.7	3,487
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.95%	10/2030	519	516	0.1	527
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.95%	10/2030	100	100	0.0	101
Just Right HVAC, LLC (5)	Senior Secured First Lien Revolver	S + 475, 100 Floor	10.50%	02/2029	10	10	0.0	10
Just Right HVAC, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.31%	02/2029	250	248	0.0	248
Just Right HVAC, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.46%	02/2029	6	5	0.0	5
Lawn Star Buyer, LLC (4)(5)	Senior Secured First Lien Revolver			06/2031	-	(6)	(0.0)	(7)
Lawn Star Buyer, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.42%	06/2031	1,618	1,604	0.3	1,602
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500, 75 Floor	8.67%	03/2029	2,933	2,890	0.5	2,563
Prime Security Services Borrower, LLC (P1/ADT) (6)(7)	Senior Secured First Lien Term Loan	S + 200	5.66%	10/2030	1,338	1,340	0.4	1,334
Quidelortho Corp (6)(7)	Senior Secured First Lien Term Loan	S + 400	7.67%	08/2032	2,526	2,516	0.5	2,526
Southern Veterinary Partners LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.18%	12/2031	1,490	1,483	0.3	1,479
Trace3 (Escape Velocity Holdings) (4)(5)(7)	Senior Secured First Lien Delayed Draw Term Loan			10/2032	-	-	(0.0)	(5)
Trace3 (Escape Velocity Holdings) (7)	Senior Secured First Lien Term Loan	S + 400	7.70%	10/2032	1,592	1,595	0.3	1,547
Unosquare, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2031	-	-	(0.0)	(35)
Unosquare, LLC (4)(5)	Senior Secured First Lien Revolver			06/2031	-	-	(0.0)	(14)

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Unosquare, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	06/2031	3,035	3,008	0.6	2,960
					108,930	107,774	21.1	106,728
Consumer Discretionary Distribution and Retail
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 325, 75 Floor	6.92%	01/2032	2,135	2,127	0.4	2,134
EG America LLC (6)(7)	Senior Secured First Lien Term Loan	S + 325	6.92%	01/2031	1,118	1,115	0.2	1,120
Family Dollar	Senior Secured Second Lien Term Loan	S + 650, 100 Floor	10.17%	07/2030	7,500	7,437	1.5	7,716
Harbor Freight Tools USA, Inc (7)	Senior Secured First Lien Term Loan	S + 225	5.92%	06/2031	1,348	1,333	0.3	1,336
Inspire Brands, Inc. (Arby’s & Buffalo Wild Wings) (7)	Senior Secured First Lien Term Loan	S + 250, 75 Floor	6.18%	12/2030	1,990	1,992	0.4	1,987
PetSmart (7)	Senior Secured First Lien Term Loan	S + 400	7.67%	08/2032	2,014	2,001	0.4	2,004
					16,105	16,005	3.2	16,297
Consumer Durables and Apparel
HP PHRG Borrower, LLC (7)	Senior Secured First Lien Term Loan	S + 400	7.70%	02/2032	2,017	1,989	0.4	1,999
Varsity Brands (7)(11)	Senior Secured First Lien Term Loan	S + 300	6.70%	08/2031	1,604	1,594	0.3	1,600
					3,621	3,583	0.7	3,599
Consumer Services
Caesars Entertainment Inc (6)(7)	Senior Secured First Lien Term Loan	S + 225, 50 Floor	5.92%	02/2030	1,371	1,363	0.3	1,335
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2032	-	(2)	(0.0)	(3)
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Revolver			12/2032	-	(2)	(0.0)	(2)
CRS TH Holdings, Corp.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	12/2032	1,375	1,365	0.3	1,365
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2031	-	(3)	(0.0)	(15)
Essential Services Holding Corporation (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.67%	06/2030	186	183	0.0	176
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	06/2031	3,792	3,761	0.7	3,714
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	6.92%	01/2029	1,899	1,900	0.4	1,866
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 350, 75 Floor	7.17%	04/2030	1,618	1,613	0.3	1,603
Landscape Workshop LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.70%	05/2032	4,073	4,045	0.8	4,010
Landscape Workshop LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(29)	(0.0)	(34)
Landscape Workshop LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	05/2032	19,362	19,189	3.8	19,169
Landscape Workshop LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2032	-	(36)	(0.0)	(73)
Landscape Workshop LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	05/2032	2,432	2,408	0.5	2,408
Marriott Ownership Resorts, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 225	5.92%	03/2031	1,334	1,329	0.3	1,333
Scientific Games Holdings LP (7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.65%	04/2029	1,080	1,068	0.2	1,065
Tree Guardians Holdings LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2032	-	(5)	(0.0)	(14)
Tree Guardians Holdings LLC	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.17%	01/2032	1,150	1,142	0.2	1,142

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Tree Guardians Holdings LLC (4)(5)	Senior Secured First Lien Revolver			01/2032	-	(1)	(0.0)	(1)
Voyager Parent LLC (7)	Senior Secured First Lien Term Loan	S + 425	7.95%	07/2032	1,608	1,606	0.3	1,600
					41,280	40,894	8.1	40,644
Diversified Financials
Beyond Risk Management, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			03/2033	-	(2)	(0.0)	(7)
Beyond Risk Management, Inc.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	03/2033	2,300	2,283	0.5	2,283
Beyond Risk Management, Inc. (4)(5)	Senior Secured First Lien Revolver			03/2033	-	(3)	(0.0)	(3)
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.40%	11/2030	1,683	1,673	0.3	1,683
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.42%	11/2030	329	327	0.1	329
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.45%	11/2030	11	9	0.0	11
					4,323	4,287	0.9	4,296
Energy
Brazos (7)	Senior Secured First Lien Term Loan	S + 250, 50 Floor	6.18%	02/2030	1,860	1,862	0.4	1,867
Delek US Holdings, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.27%	11/2029	1,791	1,791	0.4	1,796
					3,651	3,653	0.8	3,663
Financial Services
Americana Partners LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2031	-	(2)	(0.0)	(19)
Americana Partners LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(3)	(0.0)	(4)
Americana Partners LLC	Unitranche First Lien Term Loan	S + 425, 75 Floor	7.95%	05/2031	650	649	0.1	644
Aretec Group (Cetera) (7)	Senior Secured First Lien Term Loan	S + 300	6.67%	08/2030	1,496	1,498	0.3	1,479
Blackhawk Network Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.17%	03/2029	1,470	1,475	0.3	1,453
Camelot US (6)(7)	Senior Secured First Lien Term Loan	S + 325	6.92%	01/2031	2,210	2,204	0.4	1,928
Cary Street Partners (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.45%	05/2031	309	297	0.1	296
Cary Street Partners (4)(5)	Senior Secured First Lien Revolver			05/2031	-	(4)	(0.0)	(2)
Cary Street Partners	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.45%	05/2031	1,787	1,766	0.4	1,778
Coral-Us Co-Borrower LLC (7)	Senior Secured First Lien Term Loan	S + 325	6.92%	01/2032	2,040	2,009	0.4	2,008
Fortress Intermediate 3 Inc	Senior Secured First Lien Term Loan	S + 300	6.67%	06/2031	1,615	1,597	0.3	1,605
HPOne (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2031	-	(5)	-	-
HPOne (4)(5)	Senior Secured First Lien Revolver			08/2031	-	(20)	-	-
HPOne	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.45%	08/2031	10,800	10,727	2.1	10,800
Janus Henderson (Jupiter Borrower Inc) (6)(11)	Senior Secured First Lien Term Loan	S + 275	6.40%	03/2033	252	251	0.1	252

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Jefferies Finance LLC (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.43%	10/2031	2,115	2,100	0.4	2,088
Jump Financial LLC	Senior Secured First Lien Term Loan	S + 350	7.20%	02/2032	473	473	0.1	474
Modena Buyer LLC (7)	Senior Secured First Lien Term Loan	S + 450	8.17%	07/2031	1,793	1,764	0.4	1,615
Nexus Buyer LLC (7)	Senior Secured First Lien Term Loan	S + 350	7.17%	07/2031	791	786	0.2	763
Nexus Buyer LLC (7)	Senior Secured First Lien Term Loan	S + 400	7.67%	07/2031	824	826	0.2	800
PI Buyer LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.67%	08/2032	90	89	0.0	87
PI Buyer LLC (4)(5)	Unitranche First Lien Revolver			08/2032	-	(1)	(0.0)	(1)
PI Buyer LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	08/2032	599	594	0.1	592
Rand Parent, LLC (7)	Senior Secured First Lien Term Loan	S + 300	6.70%	03/2030	2,100	2,086	0.4	2,100
Savers (7)	Senior Secured First Lien Term Loan	S + 300	6.69%	09/2032	2,314	2,309	0.5	2,320
Star Parents, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	7.70%	09/2030	1,554	1,551	0.3	1,538
Summit Acquisition Inc	Senior Secured First Lien Term Loan	S + 350	7.17%	10/2031	844	842	0.2	844
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	11/2031	1,757	1,747	0.3	1,757
UHY Advisors , Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.45%	11/2031	275	272	0.1	275
UHY Advisors , Inc. (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.45%	11/2031	230	227	0.0	230
White Cap Supply Holdings, LLC (7)	Senior Secured First Lien Term Loan	S + 325	6.92%	10/2029	1,481	1,482	0.3	1,428
					39,869	39,586	8.0	39,128
Food, Beverage and Tobacco
Primary Products (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	6.90%	04/2029	1,572	1,568	0.3	1,563
					1,572	1,568	0.3	1,563
Health Care Equipment and Services
1-800 Contacts (CNT Holdings I Corp) (7)	Senior Secured First Lien Term Loan	S + 225, 75 Floor	5.92%	11/2032	1,599	1,603	0.3	1,600
Amneal Pharmaceuticals LLC (6)(7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.67%	08/2032	995	993	0.2	1,000
Angels of Care	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.17%	02/2030	3,675	3,649	0.7	3,647
Angels of Care (4)(5)	Senior Secured First Lien Revolver			02/2030	-	(3)	(0.0)	(3)

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Angels of Care	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.17%	02/2030	848	845	0.2	842
Angels of Care	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.97%	03/2032	800	794	0.2	794
Angels of Care (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			03/2032	-	(3)	(0.0)	(8)
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.66%	07/2032	617	583	0.1	754
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.70%	07/2032	779	758	0.2	779
Arrow Management Acquisition, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	07/2032	19,191	19,012	3.9	19,575
Avalign Technologies, Inc. (5)(13)	Unitranche First Lien Revolver			12/2028	629	604	0.1	395
Avalign Technologies, Inc. (13)	Unitranche First Lien Term Loan			12/2028	7,444	7,222	1.1	5,557
Bristol Hospice (4)(5)	Unitranche First Lien Revolver			08/2032	-	(21)	(0.0)	(12)
Bristol Hospice	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	08/2032	24,178	23,953	4.8	24,239
BVI Medical Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (500 PIK), 75 Floor	9.91%	03/2032	268	265	0.1	268
BVI Medical Inc. (4)(5)	Unitranche First Lien Revolver			03/2032	-	(8)	-	-
BVI Medical Inc.	Unitranche First Lien Term Loan	S + 625 (500 PIK), 75 Floor	9.92%	03/2032	8,528	8,422	1.7	8,528
Cvet Midco 2, L.P. (7)	Senior Secured First Lien Term Loan	S + 500, 50 Floor	8.70%	10/2029	2,090	1,979	0.4	1,953
Embecta Corp. (6)(7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.67%	03/2029	1,591	1,591	0.3	1,594
Global Medical Response Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.17%	10/2032	1,467	1,463	0.3	1,465
Hanger, Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.17%	10/2031	1,502	1,501	0.3	1,507
Hanger, Inc. (5)(7)	Senior Secured First Lien Delayed Draw Term Loan	S + 350	7.17%	10/2031	121	121	0.0	122
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2032	-	(13)	0.0	27
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			09/2032	-	(12)	-	-
Headlands Buyer, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.41%	09/2032	6,780	6,717	1.4	6,847
Hologic Inc (6)(7)(11)	Senior Secured First Lien Term Loan	S + 225	5.90%	01/2033	2,030	2,018	0.4	2,009
IVX Health Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	-	(26)	(0.0)	(26)
IVX Health Holdings, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.68%	06/2030	28,395	28,112	5.6	28,108
IVX Health Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	-	(20)	(0.0)	(14)
IVX Health Holdings, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.70%	06/2030	6,742	6,639	1.3	6,674
Laseraway Intermediate Holdings II, LLC	Senior Secured First Lien Term Loan	S + 601.16, 75 Floor	9.68%	10/2027	5,182	5,161	1.0	5,182
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 375	7.42%	11/2028	1,596	1,596	0.3	1,598
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.15%	05/2031	1,861	1,865	0.4	1,862
LTC Ally Inc (4)(5)	Senior Secured First Lien Revolver			04/2031	-	(1)	(0.0)	(2)
LTC Ally Inc	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.41%	04/2031	2,779	2,761	0.5	2,751
MB2 Dental	Unitranche First Lien Term Loan	S + 550, 75 Floor	9.17%	02/2031	5,433	5,395	1.1	5,379

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MB2 Dental (5)	Unitranche First Lien Revolver	S + 550, 75 Floor	9.17%	02/2031	15	13	0.0	12
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.17%	02/2031	1,122	1,114	0.2	1,110
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.17%	02/2031	787	775	0.2	779
MB2 Dental (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2031	-	(4)	(0.0)	(8)
Medical Review Institute of America (5)	Unitranche First Lien Revolver	P + 400, 100 Floor	10.75%	07/2030	160	154	0.0	141
Medical Review Institute of America	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.70%	07/2030	5,615	5,573	1.1	5,482
National Mentor Holdings, Inc. (7)	Senior Secured First Lien Delayed Draw Term Loan	S + 600	9.67%	12/2030	369	369	0.1	368
National Mentor Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 600	9.67%	12/2030	860	836	0.2	858
Net Health Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			07/2031	-	(9)	(0.0)	(5)
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	07/2031	8,753	8,686	1.7	8,716
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	07/2031	2,932	2,906	0.6	2,920
Outcomes Group Holding Inc (7)	Senior Secured First Lien Term Loan	S + 300	6.67%	05/2031	1,985	1,979	0.4	1,988
Premier Care Dental Management, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.67%	08/2028	7,820	7,780	1.5	7,729
					167,538	165,687	32.9	165,081
Insurance
Acrisure, LLC (7)	Senior Secured First Lien Term Loan	S + 300	6.67%	11/2030	1,649	1,652	0.3	1,601
Alliant Holdings Intermediate LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.17%	09/2031	1,609	1,610	0.3	1,598
AmWINS Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 200, 75 Floor	5.67%	01/2032	1,693	1,699	0.3	1,684
King Risk Partners LLC	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.17%	04/2031	2,258	2,243	0.4	2,258
King Risk Partners LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.17%	04/2031	1,441	1,437	0.3	1,441
King Risk Partners LLC (4)(5)	Unitranche First Lien Revolver			04/2031	-	(3)	-	-
King Risk Partners LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2031	-	(8)	-	-
Onedigital Borrower LLC (7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.67%	07/2031	1,588	1,588	0.3	1,539
SIG Parent Holdings, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2031	-	(81)	(0.0)	(81)
SIG Parent Holdings, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	08/2031	7,132	7,097	1.4	7,097
SIG Parent Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			08/2031	0	0	(0.0)	(4)
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.42%	10/2031	510	505	0.1	491
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.42%	10/2031	164	159	0.0	155

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	10/2031	5,935	5,888	1.2	5,854
Tropolis Holdings LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.70%	02/2031	547	545	-	547
Tropolis Holdings LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	-	(1)	-	-
Tropolis Holdings LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.70%	02/2031	347	343	0.1	347
Tropolis Holdings LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.70%	02/2031	297	297	0.1	297
Verscend Holding Corp (Cotiviti) (7)	Senior Secured First Lien Term Loan	S + 275	6.42%	05/2031	1,648	1,595	0.3	1,523
					26,818	26,565	5.1	26,347
Materials
Berlin Packaging L.L.C. (7)	Senior Secured First Lien Term Loan	S + 325	6.95%	06/2031	1,053	1,047	0.2	1,018
Chemours (6)(7)	Senior Secured First Lien Term Loan	S + 350	7.17%	10/2032	2,009	1,971	0.4	1,997
Clydesdale Acquisition Holdings, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 325	6.92%	04/2032	2,063	2,057	0.5	1,933
Conservice Midco LLC (4)(5)	Senior Secured First Lien Revolver			02/2033	-	(21)	(0.0)	(21)
Conservice Midco LLC	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.17%	02/2033	30,872	30,718	6.1	30,717
Hexion Holdings Corporation (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.67%	03/2029	832	829	0.2	798
Kodiak BP, LLC (7)	Senior Secured First Lien Term Loan	P + 375	9.50%	12/2031	1,603	1,558	0.3	1,605
Lummus Technology Holdings V LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.17%	12/2029	2,103	2,103	0.4	2,090
Mauser Packaging Solutions Holding Co (BWAY) (7)	Senior Secured First Lien Term Loan	S + 350	7.28%	04/2030	2,150	2,129	0.4	2,084
MI Windows & Doors (Miter) (7)	Senior Secured First Lien Term Loan	S + 275	6.42%	03/2031	1,866	1,866	0.3	1,732
Olympus Water US Holding Corp (7)	Senior Secured First Lien Term Loan	S + 325	6.95%	07/2032	1,072	1,072	0.2	1,036
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(1)	-	-
Online Labels Group, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.95%	12/2029	87	86	0.0	87
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.95%	12/2029	1,417	1,408	0.3	1,417
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.45%	01/2031	1,537	1,523	0.3	1,531
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	01/2031	884	884	0.2	880
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	(2)	(0.0)	(1)
Pegasus Steel (5)	Senior Secured First Lien Delayed Draw Term Loan	P + 475, 75 Floor	11.50%	01/2031	56	56	0.0	55

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pegasus Steel (5)	Senior Secured First Lien Delayed Draw Term Loan	P + 475, 75 Floor	11.50%	01/2031	44	44	0.0	43
Plastipak Packaging Inc (7)	Senior Secured First Lien Term Loan	S + 250	6.17%	09/2032	2,008	2,008	0.4	1,990
Quikrete Holdings, Inc (7)	Senior Secured First Lien Term Loan	S + 225	5.92%	03/2029	1,334	1,339	0.3	1,335
Univar / Windsor Holdings III, LLC (7)	Senior Secured First Lien Term Loan	S + 275	6.42%	08/2030	1,393	1,399	0.3	1,375
USALCO (7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.17%	09/2031	1,694	1,694	0.3	1,693
USALCO (7)	Senior Secured First Lien Delayed Draw Term Loan	S + 350, 50 Floor	7.18%	09/2031	176	176	0.0	176
Wilsonart International Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 425	7.95%	08/2031	1,815	1,779	0.3	1,586
					58,068	57,721	11.4	57,156
Media and Entertainment
Arches Buyer Inc. (7)	Senior Secured First Lien Term Loan	S + 335	7.02%	12/2027	1,052	1,042	0.2	1,049
Cengage Learning , Inc. (7)	Senior Secured First Lien Term Loan	S + 300, 100 Floor	6.67%	03/2031	1,344	1,339	0.3	1,320
Neptune Bidco US Inc. (7)	Senior Secured First Lien Term Loan	S + 500, 50 Floor	8.76%	01/2033	604	601	0.1	577
Oak-Eagle AcquireCo Inc (6)(7)(11)	Senior Secured First Lien Term Loan	S + 350	7.15%	03/2033	992	977	0.2	987
Recess Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 375, 100 Floor	7.42%	02/2030	1,470	1,465	0.3	1,474
Univision Communications Inc. (7)	Senior Secured First Lien Term Loan	S + 425, 50 Floor	7.95%	06/2029	2,029	2,006	0.4	2,026
Versant Media Group Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.20%	10/2030	2,535	2,523	0.5	2,536
Virgin Media Bristol LLC (6)(7)	Senior Secured First Lien Term Loan	S + 327.5	7.05%	03/2031	2,150	2,130	0.4	1,968
					12,176	12,083	2.4	11,937
Pharmaceuticals, Biotechnology and Life Sciences
Endo Finance Holdings, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.67%	04/2031	1,998	1,976	0.4	1,990
KWOL Acquisition, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.70%	12/2029	2,616	2,597	0.5	2,557
KWOL Acquisition, Inc. (4)(5)	Unitranche First Lien Revolver			12/2029	-	(2)	(0.0)	(5)
Nephron Pharmaceuticals LLC (12)	Unitranche First Lien - Last Out Term Loan	S + 920	12.86%	12/2027	2,351	2,326	0.4	2,263
Parexel International Corp (7)	Senior Secured First Lien Term Loan	S + 275, 50 Floor	6.42%	12/2031	2,120	2,116	0.4	2,116
RN Enterprises, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.41%	10/2031	506	497	0.1	512
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.81%	10/2031	233	222	0.0	233
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.08%	10/2031	5,418	5,361	1.1	5,438
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.83%	10/2031	692	686	0.1	694
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(7)	(0.0)	(10)
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	12/2029	3,299	3,243	0.6	3,225
WCT Group Holdings, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.70%	12/2029	1,938	1,930	0.4	1,894
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(2)	(0.0)	(5)
					21,171	20,943	4.0	20,902

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software and Services
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 536.45	9.03%	01/2029	211	202	0.0	210
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 425	7.92%	09/2030	995	995	0.2	985
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 375	7.42%	02/2033	2,107	2,085	0.4	2,040
Bonterra LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.70%	03/2032	1,347	1,341	0.3	1,320
Bonterra LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.69%	03/2032	364	358	0.1	337
Bonterra LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	03/2032	12,364	12,315	2.4	12,116
Bonterra LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.45%	03/2032	2,715	2,684	0.5	2,608
C-4 Analytics	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.67%	05/2030	7,271	7,220	1.4	7,271
C-4 Analytics (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	8.67%	05/2030	225	220	0.0	225
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	-	(6)	-	-
CallRevu, LLC (5)	Unitranche First Lien Revolver			10/2032	-	-	-	-
CallRevu, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.45%	10/2032	175	174	0.0	172
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625, 100 Floor	9.95%	12/2028	244	242	0.0	242
Concord III, LLC	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.70%	12/2028	5,562	5,529	1.1	5,539
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.95%	12/2028	296	292	0.1	295
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.95%	12/2028	1,691	1,691	0.3	1,685
DS Admiral (7)	Senior Secured First Lien Term Loan	S + 425	7.95%	06/2031	1,145	1,136	0.2	1,078
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(7)	-	-
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.45%	09/2030	4,399	4,319	0.9	4,399
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.45%	09/2030	4,925	4,887	1.0	4,925
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (225 PIK), 100 Floor	9.42%	01/2031	1,031	1,027	0.2	1,031
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2031	-	(4)	(0.0)	(4)
Granicus, Inc.	Unitranche First Lien Term Loan	S + 575 (225 PIK), 100 Floor	9.42%	01/2031	3,983	3,955	0.8	3,983
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			01/2031	-	-	-	-
Lightspeed Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			02/2032	-	(24)	(0.0)	(24)
Lightspeed Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2032	-	(32)	(0.0)	(73)
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.45%	02/2032	16,698	16,610	3.3	16,535
Marlabs (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2030	-	(4)	(0.0)	(31)
Marlabs (5)	Senior Secured First Lien Revolver	S + 475, 100 Floor	8.45%	08/2030	67	64	0.0	59
Marlabs	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.45%	08/2030	3,284	3,254	0.6	3,209

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2031	-	(11)	(0.0)	(8)
Medicus IT (5)	Unitranche First Lien Revolver	P + 475, 75 Floor	11.50%	07/2031	138	130	(0.0)	134
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	07/2031	6,070	6,021	1.2	6,052
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	-	(2)	(0.0)	(1)
Medicus IT (5)	Unitranche First Lien Revolver	P + 500, 75 Floor	11.75%	06/2032	110	104	(0.0)	108
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	06/2032	11,387	11,308	2.3	11,354
Rightworks LLC (5)	Unitranche First Lien Revolver	S + 500, 100 Floor	8.67%	05/2029	165	165	0.0	161
Rightworks LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.67%	05/2029	11,412	11,412	2.2	11,298
Security Risk Advisors Intl, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2031	-	(1)	-	-
Security Risk Advisors Intl, LLC (5)	Unitranche First Lien Revolver	S + 450, 75 Floor	8.20%	09/2031	67	63	0.0	67
Security Risk Advisors Intl, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.17%	09/2031	3,850	3,825	0.8	3,850
SMX Group, LLC (7)	Senior Secured First Lien Term Loan	S + 450	8.17%	02/2032	5,380	5,333	1.1	5,317
Trintech, Inc. (4)(5)	Senior Secured First Lien Revolver			01/2033	-	(9)	(0.0)	(10)
Trintech, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2033	-	(6)	(0.0)	(13)
Trintech, Inc.	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.42%	01/2033	7,742	7,667	1.5	7,665
					117,420	116,522	22.9	116,106
Telecommunication Services
CCI Buyer, Inc (4)(5)	Unitranche First Lien Revolver			05/2032	-	(15)	0.0	2
CCI Buyer, Inc	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	05/2032	28,159	27,901	5.6	28,195
UPC (Sunrise Financing Partnership) (7)	Senior Secured First Lien Term Loan	S + 250	6.13%	03/2032	2,020	2,028	0.4	2,010
Windstream Services LLC (6)(7)	Senior Secured First Lien Term Loan	S + 400	7.67%	09/2032	1,596	1,596	0.3	1,601
					31,775	31,510	6.3	31,808
Transportation
Air Transport Services Group (Stonepeak Nile) (7)	Senior Secured First Lien Term Loan	S + 225	5.92%	04/2032	1,601	1,603	0.3	1,600
AIT Worldwide Logistics Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400, 75 Floor	7.67%	04/2030	1,471	1,466	0.3	1,476
American Airlines Inc (6)(7)	Senior Secured First Lien Term Loan	S + 225	5.91%	06/2029	1,687	1,687	0.3	1,643
American Axle & Manufacturing Inc (6)(7)	Senior Secured First Lien Term Loan	S + 325	6.91%	09/2032	1,520	1,520	0.3	1,516
Avis Budget Car Rental LLC (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.17%	07/2032	1,866	1,870	0.4	1,838

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Jetblue Airways Corporation (6)(7)	Senior Secured First Lien Term Loan	S + 475, 50 Floor	8.44%	08/2029	1,045	994	0.2	958
Les Schwab Tire (LS Group Opco Acquisition, LLC) (7)	Senior Secured First Lien Term Loan	S + 250	6.17%	04/2031	1,604	1,610	0.3	1,602
					10,794	10,750	2.1	10,633
Total Debt Investments United States					$728,684	$722,218	142.6%	$718,445
Equity Investments
Commercial and Professional Services
Iris Buyer, LLC	Common Stock				192	193	0.1	250
Iris Buyer, LLC	Common Stock				192,308	-	0.0	67
						193	0.1	317
Consumer Services
Landscape Workshop LLC	Common Stock				810,811	811	0.2	1,086
Landscape Workshop LLC	Common Stock Common Equity				1,210,165	1,622	0.3	1,622
						2,433	0.5	2,708
Diversified Financials
Constellation Wealth Capital Fund II (2)(6)(9)(10)	Partnership Interest				624,658	625	0.1	625
WhiteHawk Evergreen Fund, LP (2)(6)(9)(10)	Partnership Interest				10,000,000	10,000	2.1	10,417
						10,625	2.2	11,042
Health Care Equipment and Services
Arrow Management Acquisition, LLC	Common Stock				15,998	16	-	-
Arrow Management Acquisition, LLC	Common Stock				1,584	1,584	0.3	1,616
BVI Medical Inc.	Common Stock				681	909	0.1	627
Headlands Buyer, Inc.	Common Stock				82,454	825	0.2	937
IVX Health Holdings, Inc.	Common Stock				880	880	0.4	1,844
Vital Care Buyer, LLC	Common Stock				64	64	0.0	62
Vital Care Buyer, LLC	Common Stock				649	1	0.0	33
						4,279	1.0	5,119
Pharmaceuticals, Biotechnology and Life Sciences
Nephron Pharmaceuticals LLC	Common Stock Warrant				4	-	-	-
RN Enterprises, LLC	Common Stock				633	633	0.1	704
WCT Group Holdings, LLC	Common Stock				118	1,176	0.5	2,373
						1,809	0.6	3,077

Total Equity Investments United States						$19,339	4.4%	$22,263
Total United States						$741,557	147.1%	$740,708
Switzerland
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences
Solvias AG LP (4)(5)(6)	Senior Secured First Lien Revolver			02/2032	CHF 0	(27)	-	-
Solvias AG LP (6)	Senior Secured First Lien Term Loan	SR + 550, 75 Floor	6.25%	02/2032	CHF 9,158	9,968	2.3	11,568
Total Debt Investments Switzerland						$9,941	2.3%	$11,568
Equity Investments
Pharmaceuticals, Biotechnology and Life Sciences
Sequence Parent (6)	Common Stock				3,290	197	0.1	213
Sequence Parent (6)	Common Stock				48	48	0.0	55
						245	0.1%	268

Total Equity Investments Switzerland						$245	0.1%	$268
Total Switzerland						$10,186	2.4%	$11,836

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Netherlands
Debt Investments
Commercial and Professional Services
Avidity Acquisition B.V. (5)(6)(12)	Unitranche First Lien - Last Out Delayed Draw Term Loan	E + 525	7.37%	03/2032	€5	6	0.0	6
Avidity Acquisition B.V. (6)(12)	Unitranche First Lien - Last Out Term Loan	E + 525	7.37%	03/2032	€123	128	0.0	143
Pitch MidCo B.V. (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 550	7.51%	04/2031	€432	478	0.1	499
Pitch MidCo B.V. (6)	Unitranche First Lien Term Loan	E + 550	7.63%	04/2031	€2,864	2,996	0.7	3,311
Pitch MidCo B.V. (6)	Unitranche First Lien Term Loan	E + 625	8.28%	04/2031	€1,607	1,805	0.4	1,858
Van Der Steen (6)	Unitranche First Lien Term Loan	E + 550	7.52%	05/2031	€3,289	3,466	0.8	3,801
Van Der Steen (6)	Unitranche First Lien Delayed Draw Term Loan	E + 550	7.53%	05/2031	€1,098	1,247	0.3	1,269
Van Der Steen (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 575	7.77%	05/2031	€2,078	2,420	0.5	2,402
						12,546	2.8	13,289
Materials
CLI Bidco B.V. (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			02/2033	€0	(1)	(0.0)	(1)
CLI Bidco B.V. (6)	Unitranche First Lien Term Loan	E + 475	6.88%	02/2033	€263	307	0.1	300
						306	0.1	299

Total Debt Investments Netherlands						$12,852	2.9%	$13,588
Total Netherlands						$12,852	2.9%	$13,588
United Kingdom
Debt Investments
Commercial and Professional Services
Hamsard 3778 Limited (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			10/2031	£-	(6)	-	-
Hamsard 3778 Limited (6)	Unitranche First Lien Term Loan	SN + 550	9.23%	10/2031	£2,853	3,628	0.7	3,776
						3,622	0.7	3,776
Diversified Financials
Primrose Bidco Limited (6)	Unitranche First Lien Term Loan	SN + 550	9.23%	11/2031	£1,971	2,431	0.5	2,609
						2,431	0.5	2,609

Financial Services
Boots Group Finco LP (6)(7)	Senior Secured First Lien Term Loan	S + 350	7.17%	08/2032	1,298	1,300	0.3	1,304
						1,300	0.3	1,304

Food, Beverage and Tobacco
Froneri US Inc (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.13%	08/2032	1,766	1,767	0.3	1,735
						1,767	0.3	1,735

Total Debt Investments United Kingdom						$9,120	1.8%	$9,424
Total United Kingdom						$9,120	1.8%	$9,424
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Australia
Debt Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Unitranche First Lien Term Loan	B + 500, 50 Floor	9.00%	11/2030	AUD 5,191	3,370	0.7	3,617
Ancora Bidco PTY LTD (5)(6)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 50 Floor	8.67%	11/2030	AUD 918	622	0.1	640
						3,992	0.8	4,257
Total Debt Investments Australia						$3,992	0.8%	$4,257
Equity Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Common Stock				64,327,036	663	0.2	808
Ancora Bidco PTY LTD (6)	Common Stock				3,385,633	35	0.0	43
						698	0.2	851
Total Equity Investments Australia						$698	0.2%	$851
Total Australia						$4,690	1.0%	$5,108
Canada
Debt Investments
Commercial and Professional Services
Garda World Security Corporation (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.42%	02/2029	1,608	1,614	0.3	1,600
						1,614	0.3	1,600

Diversified Financials
Dawson Logan 2025-L5 LP (5)(6)(8)	Unsecured Debt	12.32%	12.32%	10/2040	918	918	0.2	918
						918	0.2	918
Energy
Rockpoint Gas Storage Partners (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.20%	09/2031	926	926	0.2	929
						926	0.2	929

Health Care Equipment and Services
Klick Inc. (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			11/2032	-	(8)	(0.0)	(31)
Klick Inc. (4)(5)(6)	Unitranche First Lien Revolver			11/2032	-	(17)	(0.0)	(31)
Klick Inc. (6)	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	11/2032	32,967	32,852	6.5	32,674
						32,827	6.5	32,612

Pharmaceuticals, Biotechnology and Life Sciences
Aryeh Bidco Investment Ltd. (6)	Unitranche First Lien Term Loan	S + 500, 75 Floor	7.31%	01/2033	CAD 35,000	24,967	4.9	24,907
Aryeh Bidco Investment Ltd. (5)(6)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	7.27%	01/2033	CAD 931	657	0.1	622
Aryeh Bidco Investment Ltd. (4)(5)(6)	Unitranche First Lien Revolver			01/2033	CAD 0	(32)	(0.0)	(33)
						25,592	5.0	25,496

Transportation
Westjet Loyalty LP (6)(7)	Senior Secured First Lien Term Loan	S + 325	6.95%	02/2031	951	958	0.2	926
						958	0.2	926

Total Debt Investments Canada						$62,835	12.4%	$62,481
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Pharmaceuticals, Biotechnology and Life Sciences
Polar Investors LP (6)	Common Stock				1,633,058	1,633	0.3	1,633
						1,633	0.3	1,633
Total Equity Investments Canada						$1,633	0.3%	$1,633
Total Canada						$64,468	12.7%	$64,114
France
Debt Investments
Diversified Financials
HSBC Continental Europe (6)	Unsecured Debt	E + 725	9.33%	02/2033	€10,000	11,803	2.3	11,559
						11,803	2.3	11,559
Pharmaceuticals, Biotechnology and Life Sciences
Olyos (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 600	7.95%	06/2028	€3,624	4,264	0.8	4,189
Olyos (6)	Unitranche First Lien Term Loan	E + 600	8.02%	06/2032	€2,209	2,521	0.5	2,553
						6,785	1.3	6,742

Total Debt Investments France						$18,588	3.6%	$18,301
Total France						$18,588	3.6%	$18,301
Cayman Islands
Debt Investments
Software and Services
Fugue Finance BV (6)(7)(11)	Senior Secured First Lien Term Loan	S + 225	5.92%	01/2032	1,478	1,473	0.3	1,462
						1,473	0.3	1,462

Total Debt Investments Cayman Islands						$1,473	0.3%	$1,462
Total Cayman Islands						$1,473	0.3%	$1,462
Israel
Debt Investments
Capital Goods
Playtika (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.42%	03/2028	990	970	0.2	934
						970	0.2	934

Total Debt Investments Israel						$970	0.2%	$934
Total Israel						$970	0.2%	$934
Gibraltar
Debt Investments
Consumer Services
Entain/GVC Holdings (6)(7)	Senior Secured First Lien Term Loan	S + 225	5.95%	07/2032	1,335	1,330	0.3	1,335
						1,330	0.3	1,335

Total Debt Investments Gibraltar						$1,330	0.3%	$1,335
Total Gibraltar						$1,330	0.3%	$1,335

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Germany
Debt Investments
Financial Services
TK Elevator Midco (6)(7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.63%	04/2030	1,471	1,469	0.3	1,476
						1,469	0.3	1,476
Materials
Pipe Bidco GmbH (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			01/2033	€0	(75)	(0.0)	(77)
Pipe Bidco GmbH (6)	Unitranche First Lien Term Loan	E + 450	6.60%	01/2033	€7,706	8,806	1.7	8,729
						8,731	1.7	8,652

Total Debt Investments Germany						$10,200	2.0%	$10,128
Total Germany						$10,200	2.0%	$10,128
Finland
Debt Investments
Software and Services
Saarni (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 525	7.58%	03/2032	€4	4	0.0	5
Saarni (6)	Unitranche First Lien Term Loan	E + 525	7.58%	03/2032	€101	108	0.0	117
						112	0.0	122

Total Debt Investments Finland						$112	0.0%	$122
Total Finland						$112	0.0%	$122

Total Investments						$875,546	174.3%	$877,060
Cash and Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents					8,711	1.7	8,711
Goldman Sachs FS Government Fund	Cash Equivalents					25,520	5.1	25,520
Other cash						55,135	11.0	55,154
Total cash and cash equivalents, including restricted cash						$89,366	17.8%	$89,385
Investments and Cash and Cash Equivalents Total						$964,912	192.1%	$966,445

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), BBSY (“B”) or SARON (“SR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of March 31, 2026, the reference rates for the Company’s variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $503,474 as of March 31, 2026.

Reference Rate	Overnight	1 Month	3 Month	6 Month	12 Month
Prime (“P”)	6.75%	-	-	-	-
SOFR (“S”)	-	3.65%	3.68%	3.86%	3.69%
EURIBOR (“E”)	-	1.89%	2.08%	2.48%	2.87%
SONIA (“SN”)	3.73%	-	-	-	-
BBSY (“B”)	-	-	4.33%	-	-
SARON (“SR”)	-	-0.07%	-	-	-

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

(3)
The fair value of the investment was determined using significant unobservable inputs unless otherwise noted, as defined by the Investment Company Act. See Note 2 “Summary of Significant Accounting Policies.”
(4)
The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.
(5)
Position or portion thereof is an unfunded loan commitment and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. See Note 8 “Commitments and Contingencies.”
(6)
Investment is not a qualifying asset as defined under section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 19.0% as of March 31, 2026.
(7)
This investment is valued using observable inputs and is considered a Level 2 investment per Financial Accounting Standards Board (“FASB” ) guidance under ASC 820. See Note 5 “Fair Value of Financial Instruments” for further information related to investments at fair value.
(8)
Fixed rate investment.
(9)
This investment was valued using net asset value as a practical expedient for fair value. Consistent with “FASB” guidance under ASC 820, these investments are excluded from the hierarchical level.
(10)
Capital contributed to this investment is subject to restrictions on withdrawal.
(11)
Position or portion thereof unsettled as of March 31, 2026.
(12)
These loans are unitranche first lien/last-out term loans. In addition to the interest earned based on the effective interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders whereby the loan has been allocated to “first-out” and “last-out” tranches, whereby the “first-out” tranche will have priority as to the “last-out” tranche with respect to payments of principal, interest and any amounts due thereunder. The Company holds the “last-out” tranche.
(13)
The investment is on non-accrual status as of March 31, 2026.

Foreign Currency Exchange Contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
NatWest Markets Plc	USD 11,845	EUR 10,000	6/29/2026	$239
Total Foreign Currency Exchange Contracts				$239

EUR Euro (“€”)
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
Accurate Finance Sub, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			09/2032	$-	$(1)	(0.0)%	$(2)
Accurate Finance Sub, LLC (4)(5)	Senior Secured First Lien Revolver			09/2032	-	(1)	(0.0)	(1)
Accurate Finance Sub, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	09/2032	550	546	0.1	546
Ahead DB Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 250, 75 Floor	6.17%	02/2031	2,813	2,806	0.6	2,813
Altar Bidco, Inc. (7)	Senior Secured First Lien Term Loan	S + 310, 50 Floor	6.78%	02/2029	3,307	3,279	0.7	3,278
Ascend Learning, LLC (7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.72%	12/2028	767	767	0.2	771
Bingo Holdings I LLC (7)	Senior Secured First Lien Term Loan	S + 475	8.42%	06/2032	2,579	2,556	0.5	2,534
Boxer Parent Company Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 300	6.82%	07/2031	3,750	3,741	0.8	3,745
Brand Industrial Services (7)	Senior Secured First Lien Term Loan	S + 450, 50 Floor	8.35%	08/2030	685	668	0.1	626
Chariot Buyer (7)	Senior Secured First Lien Term Loan	S + 300	6.72%	09/2032	2,237	2,234	0.5	2,244
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	6.92%	08/2032	512	512	0.1	513
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	6.92%	03/2031	2,552	2,552	0.6	2,558
Corelogic, Inc. (7)	Senior Secured First Lien Term Loan	S + 361.45, 50 Floor	7.33%	06/2028	2,238	2,240	0.5	2,243
Dayforce Inc (7)(11)	Senior Secured First Lien Term Loan	S + 300	6.69%	10/2032	3,375	3,368	0.7	3,369
GB Eagle Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.35%	12/2030	1,282	1,277	0.3	1,269
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			12/2030	-	(4)	(0.0)	(5)
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.17%	12/2030	3,162	3,134	0.7	3,130
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.35%	12/2030	20,403	20,202	4.3	20,199
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	-	(51)	(0.0)	(104)
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			12/2030	-	(40)	(0.0)	(41)
Genesys Cloud Services Holdings II LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.22%	12/2027	2,840	2,805	0.6	2,838
Iron Mountain Inc (6)(7)	Senior Secured First Lien Term Loan	S + 200	5.72%	01/2031	2,813	2,813	0.6	2,816
Mcafee Corp. (7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.72%	03/2029	2,000	1,908	0.4	1,852
Parts Town	Unitranche First Lien Term Loan	S + 500 (175 PIK), 75 Floor	8.67%	04/2030	5,447	5,419	1.2	5,433
Parts Town (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2030	-	-	(0.0)	(1)
Ping Identity Corp (7)	Senior Secured First Lien Term Loan	S + 275	6.59%	11/2032	1,117	1,118	0.2	1,121
Pushpay USA Inc. (7)	Senior Secured First Lien Term Loan	S + 419.46	8.07%	08/2031	992	986	0.2	993
Qlik Technologies (7)(11)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	6.94%	10/2030	2,803	2,810	0.6	2,802
Quartz Acquireco LLC (Qualtrics)	Senior Secured First Lien Term Loan	S + 225	5.92%	06/2030	2,808	2,805	0.6	2,808
Realpage, Inc. (7)	Senior Secured First Lien Term Loan	S + 326.16, 50 Floor	6.93%	04/2028	2,240	2,232	0.5	2,241

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Red Planet Borrower, LLC (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.72%	09/2032	2,158	2,137	0.5	2,165
Sovos Compliance, LLC (7)	Senior Secured First Lien Term Loan	S + 325	6.97%	08/2029	1,586	1,584	0.3	1,593
TransDigm Inc (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.22%	02/2031	2,793	2,803	0.6	2,807
Zayo Group Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.22%	09/2032	1,751	1,680	0.4	1,667
Zelis Payments Buyer Inc (7)	Senior Secured First Lien Term Loan	S + 275	6.47%	09/2029	2,638	2,615	0.6	2,616
					84,198	83,500	18.0	83,436
Commercial and Professional Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.72%	08/2030	3,059	3,049	0.6	2,960
AlixPartners, LLP (7)(11)	Senior Secured First Lien Term Loan	S + 200	5.69%	08/2032	2,810	2,814	0.6	2,818
Allied Universal Holdco LLC (7)	Senior Secured First Lien Term Loan	S + 335	7.07%	08/2032	2,419	2,417	0.5	2,434
Career Certified LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.67%	02/2031	99	99	0.0	99
Career Certified LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	-	(1)	-	-
Career Certified LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.67%	02/2031	746	741	0.2	746
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.20%	10/2028	413	410	0.1	408
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.20%	10/2028	1,038	1,030	0.2	1,026
CMG Holdco (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.78%	10/2028	1,071	1,059	0.2	1,054
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	-	(4)	(0.0)	(7)
CMG Holdco (4)(5)	Unitranche First Lien Revolver			10/2028	-	(4)	(0.0)	(6)
CMG Holdco	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.20%	10/2028	700	695	0.1	691
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	-	(20)	(0.0)	(51)
CMG Holdco (4)(5)	Unitranche First Lien Revolver			11/2030	-	(6)	(0.0)	(8)
Crisis Prevention Institute, Inc. (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.67%	04/2031	2,040	2,036	0.4	2,032
Dispatch Acquisition Holdings, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.42%	11/2032	1,673	1,627	0.3	1,627
Dispatch Acquisition Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	11/2032	25,385	25,131	5.4	25,131
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.48%	06/2031	1,048	1,040	0.2	1,030
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.48%	06/2031	1,766	1,754	0.4	1,748
Duraserv LLC (5)	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.57%	06/2030	119	112	0.0	110
Duraserv LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.48%	06/2031	4,761	4,725	1.0	4,714
Duraserv LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2031	-	(17)	(0.0)	(36)

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Fairbanks Morse Defense (7)	Senior Secured First Lien Term Loan	S + 275	6.42%	06/2030	1,173	1,163	0.3	1,179
FS Investments (Franklin Sq.)	Senior Secured First Lien Term Loan	S + 225	6.17%	04/2031	2,833	2,805	0.6	2,762
Galway Borrower, LLC (5)	Unitranche First Lien Revolver	S + 450, 75 Floor	8.19%	09/2028	121	117	0.0	117
Galway Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 75 Floor	8.17%	09/2028	1,121	1,088	0.2	1,135
GN Loanco, LLC (7)	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.34%	12/2030	3,080	3,034	0.7	3,065
Halo Buyer Inc (5)	Unitranche First Lien Revolver	S + 600, 100 Floor	9.72%	08/2029	187	178	0.0	194
Halo Buyer Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.72%	08/2029	3,452	3,394	0.8	3,499
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.92%	10/2030	326	320	0.1	323
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2029	-	(9)	(0.0)	(5)
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.09%	10/2030	3,461	3,387	0.7	3,426
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.92%	10/2030	521	518	0.1	514
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.92%	10/2030	101	100	0.0	100
Lawn Star Buyer, LLC (4)(5)	Senior Secured First Lien Revolver			06/2031	-	(6)	-	-
Lawn Star Buyer, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.42%	06/2031	1,800	1,784	0.4	1,799
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500, 75 Floor	8.87%	03/2029	2,940	2,894	0.6	2,769
Midwest Physician Administrative Services, LLC (7)	Senior Secured First Lien Term Loan	S + 326.16, 75 Floor	6.93%	03/2028	1,675	1,575	0.3	1,528
Neptune Bidco US Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 510, 50 Floor	9.01%	04/2029	2,619	2,545	0.6	2,596
Northstar (7)	Senior Secured First Lien Term Loan	S + 475, 50 Floor	8.59%	05/2030	572	570	0.1	578
Pre-paid Legal Services, Inc. (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	6.97%	12/2028	1,635	1,632	0.3	1,585
Prime Security Services Borrower, LLC (P1/ADT) (6)(7)	Senior Secured First Lien Term Loan	S + 200	6.13%	10/2030	2,812	2,816	0.6	2,820
Quidelortho Corp (6)(7)	Senior Secured First Lien Term Loan	S + 400	7.72%	08/2032	3,072	3,056	0.7	3,075
Southern Veterinary Partners LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.37%	12/2031	1,494	1,486	0.3	1,493
Trace3 (Escape Velocity Holdings) (5)(7)(11)	Senior Secured First Lien Delayed Draw Term Loan			10/2032	-	-	0.0	1
Trace3 (Escape Velocity Holdings) (7)(11)	Senior Secured First Lien Term Loan	S + 400	7.69%	10/2032	1,692	1,695	0.4	1,698
Trugreen (7)	Senior Secured First Lien Term Loan	S + 410, 75 Floor	7.82%	11/2027	2,084	2,023	0.4	2,047
Unosquare, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2031	-	-	(0.0)	(10)
Unosquare, LLC (4)(5)	Senior Secured First Lien Revolver			06/2031	-	-	(0.0)	(4)
Unosquare, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.47%	06/2031	3,042	3,014	0.6	3,022
Vaco Holdings, LLC (7)	Senior Secured First Lien Term Loan	S + 500, 75 Floor	8.67%	01/2029	1,424	1,314	0.3	1,166
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2031	-	(0)	(0.0)	(1)
DecisionHR Holdings, Inc	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.28%	12/2031	700	695	0.1	695

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Revolver			12/2031	-	(1)	(0.0)	(1)
					93,084	91,874	19.5	91,685
Consumer Discretionary Distribution and Retail
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 325, 75 Floor	6.97%	01/2032	2,985	2,974	0.6	3,007
Family Dollar	Senior Secured Second Lien Term Loan	S + 650, 100 Floor	10.37%	07/2030	10,000	9,912	2.2	10,300
Gloves Buyers, Inc. (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.72%	01/2032	2,280	2,230	0.5	2,273
Harbor Freight Tools USA, Inc (7)(11)	Senior Secured First Lien Term Loan	S + 225	5.94%	06/2031	2,845	2,813	0.6	2,822
Inspire Brands, Inc. (Arby’s & Buffalo Wild Wings) (7)	Senior Secured First Lien Term Loan	S + 250, 75 Floor	6.22%	12/2030	2,798	2,801	0.6	2,808
Mavis Tire Express (7)	Senior Secured First Lien Term Loan	S + 300, 75 Floor	6.72%	05/2028	1,860	1,859	0.4	1,868
PetSmart (7)	Senior Secured First Lien Term Loan	S + 400	7.73%	08/2032	3,034	3,010	0.7	3,026
					25,802	25,599	5.6	26,104
Consumer Durables and Apparel
HP PHRG Borrower, LLC (7)(11)	Senior Secured First Lien Term Loan	S + 400	7.67%	02/2032	3,007	2,952	0.6	2,994
Hunter Douglas Holdings UK Limited (6)(7)	Senior Secured First Lien Term Loan	S + 325	6.92%	01/2032	1,738	1,715	0.4	1,749
Varsity Brands (7)	Senior Secured First Lien Term Loan	S + 300	6.67%	08/2031	2,608	2,580	0.6	2,621
					7,353	7,247	1.6	7,364
Consumer Services
Astro Acquisition LLC (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	7.12%	08/2032	1,298	1,298	0.3	1,310
Caesars Entertainment Inc (6)(7)	Senior Secured First Lien Term Loan	S + 225, 50 Floor	5.97%	02/2030	3,205	3,182	0.7	3,188
CPM Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 450, 50 Floor	8.34%	09/2028	1,532	1,512	0.3	1,527
Dave & Buster’s, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 325	7.13%	11/2031	1,350	1,294	0.3	1,211
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2031	-	(3)	-	-
Essential Services Holding Corporation (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.88%	06/2030	186	182	0.0	186
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.88%	06/2031	3,792	3,760	0.8	3,792
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	6.97%	01/2029	2,804	2,795	0.6	2,806
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 350, 75 Floor	7.22%	04/2030	3,072	3,026	0.7	3,055
Landscape Workshop LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.67%	05/2032	2,492	2,463	0.6	2,619
Landscape Workshop LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.67%	05/2031	564	534	0.1	564
Landscape Workshop LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	05/2032	19,411	19,223	4.3	19,799
Learning Care Group (US) No. 2 Inc. (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.86%	08/2028	2,194	2,177	0.4	1,838
Marriott Ownership Resorts, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 225	5.97%	03/2031	2,813	2,799	0.6	2,820
Scientific Games Holdings LP (7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.93%	04/2029	3,038	3,018	0.6	2,988
Voyager Parent LLC (6)(7)	Senior Secured First Lien Term Loan	S + 475	8.42%	07/2032	2,993	2,965	0.6	2,998

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2032	-	(2)	(0.0)	(3)
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Revolver			12/2032	-	(2)	(0.0)	(2)
CRS TH Holdings, Corp.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	12/2032	1,375	1,365	0.3	1,365
					52,119	51,586	11.2	52,061
Diversified Financials
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.63%	11/2030	1,687	1,676	0.4	1,687
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.49%	11/2030	330	327	0.1	330
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	-	(2)	-	-
					2,017	2,001	0.5	2,017
Energy
Brazos (7)	Senior Secured First Lien Term Loan	S + 250, 50 Floor	6.27%	02/2030	1,865	1,866	0.4	1,870
Cornerstone Generation, LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.09%	10/2031	364	363	0.1	368
Delek US Holdings, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.22%	11/2029	1,796	1,795	0.4	1,800
Vistra Zero Operating Company, LLC (7)(11)	Senior Secured First Lien Term Loan	S + 200	5.69%	04/2031	3,210	3,182	0.7	3,184
					7,235	7,206	1.6	7,222
Financial Services
Americana Partners LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2031	-	(4)	-	-
Americana Partners LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(3)	-	-
Americana Partners LLC	Unitranche First Lien Term Loan	S + 425, 75 Floor	7.92%	05/2031	650	645	0.1	650
Aretec Group (Cetera) (7)	Senior Secured First Lien Term Loan	S + 300	6.72%	08/2030	1,500	1,502	0.3	1,508
Blackhawk Network Holdings, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 400, 100 Floor	7.67%	03/2029	2,234	2,231	0.5	2,247
Camelot US (6)(7)	Senior Secured First Lien Term Loan	S + 325	6.97%	01/2031	2,810	2,801	0.6	2,818
Cary Street Partners (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.42%	05/2031	178	165	0.0	178
Cary Street Partners (4)(5)	Senior Secured First Lien Revolver			05/2031	-	(4)	-	-
Cary Street Partners	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.42%	05/2031	1,791	1,770	0.4	1,791
Coral-Us Co-Borrower LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.15%	01/2032	3,860	3,805	0.8	3,794
Fortress Intermediate 3 Inc (7)	Senior Secured First Lien Term Loan	S + 300	6.78%	06/2031	1,869	1,849	0.4	1,873
HPOne (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2031	-	(6)	(0.0)	(8)
HPOne (4)(5)	Senior Secured First Lien Revolver			08/2031	-	(21)	(0.0)	(21)
HPOne	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	08/2031	10,800	10,720	2.3	10,724
Jane Street Group / JSG Finance Inc (7)	Senior Secured First Lien Term Loan	S + 200	5.82%	12/2031	3,755	3,729	0.8	3,742
Jump Financial LLC	Senior Secured First Lien Term Loan	S + 350	7.17%	02/2032	475	474	0.1	470
Kestra Advisor Services Holdings A, Inc. (7)	Senior Secured First Lien Term Loan	S + 300	6.72%	03/2031	2,436	2,432	0.5	2,444

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
LBM Acquisition (7)	Senior Secured First Lien Term Loan	S + 385, 75 Floor	7.58%	05/2034	2,534	2,436	0.5	2,383
Modena Buyer LLC (7)	Senior Secured First Lien Term Loan	S + 450	8.34%	07/2031	2,594	2,548	0.6	2,586
Nexus (7)	Senior Secured First Lien Term Loan	S + 350	7.22%	07/2031	793	787	0.2	783
Nexus (7)	Senior Secured First Lien Term Loan	S + 400	7.72%	07/2031	1,986	1,989	0.4	1,974
Numera (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2032	-	(1)	(0.0)	(2)
Numera (4)(5)	Unitranche First Lien Revolver			08/2032	-	(1)	(0.0)	(1)
Numera	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.72%	08/2032	600	596	0.1	596
Plano Holdco, Inc.	Senior Secured First Lien Term Loan	S + 350	7.17%	10/2031	2,291	2,245	0.5	2,228
Rand Parent, LLC (7)	Senior Secured First Lien Term Loan	S + 300	6.67%	03/2030	2,810	2,788	0.6	2,822
Savers (7)(11)	Senior Secured First Lien Term Loan	S + 300	6.70%	09/2032	2,545	2,538	0.6	2,561
Star Parents, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	7.67%	09/2030	3,048	2,986	0.7	3,055
Summit Acquisition Inc	Senior Secured First Lien Term Loan	S + 350	7.22%	10/2031	846	844	0.2	853
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.57%	11/2031	1,762	1,751	0.4	1,762
UHY Advisors , Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.42%	11/2031	212	208	0.0	212
UHY Advisors , Inc. (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.42%	11/2031	130	127	0.0	130
Vrs Buyer Inc (5)(7)	Senior Secured First Lien Delayed Draw Term Loan			10/2032	-	-	-	-
Vrs Buyer Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.24%	10/2032	604	601	0.1	607
White Cap Supply Holdings, LLC (7)	Senior Secured First Lien Term Loan	S + 325	6.97%	10/2029	2,798	2,755	0.6	2,813
Chicago US Midco III LP (5)	Senior Secured First Lien Delayed Draw Term Loan			10/2032	-	1	0.0	1
Chicago US Midco III LP	Senior Secured First Lien Term Loan	S + 250	6.22%	10/2032	2,438	2,447	0.5	2,446
Jefferies Finance LLC (6)(7)(11)	Senior Secured First Lien Term Loan	S + 275	6.50%	10/2031	3,205	3,182	0.7	3,188
					63,554	62,912	13.6	63,207
Food, Beverage and Tobacco
Aspire Bakeries Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 350	7.22%	12/2030	447	445	0.1	450
Primary Products (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	7.19%	04/2029	1,576	1,572	0.3	1,559
					2,023	2,017	0.4	2,009
Health Care Equipment and Services
1-800 Contacts (CNT Holdings I Corp) (7)	Senior Secured First Lien Term Loan	S + 225, 75 Floor	6.09%	11/2032	2,793	2,800	0.6	2,803
Admi Corp. (7)	Senior Secured First Lien Term Loan	S + 386.45, 50 Floor	7.58%	12/2027	1,583	1,550	0.3	1,505
Admi Corp. (7)	Senior Secured First Lien Term Loan	S + 575	9.47%	12/2027	517	506	0.1	497
Agiliti Health, Inc. (7)	Senior Secured First Lien Term Loan	S + 300	6.86%	05/2030	2,006	1,954	0.4	1,970

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Amneal Pharmaceuticals LLC (6)(7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.22%	08/2032	998	995	0.2	1,007
Angels of Care	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.22%	02/2030	3,684	3,656	0.8	3,684
Angels of Care (4)(5)	Senior Secured First Lien Revolver			02/2030	-	(3)	-	-
Angels of Care (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.43%	02/2030	273	271	0.1	273
Arrow Management Acquisition, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2032	-	(32)	0.0	89
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.67%	07/2032	779	757	0.2	779
Arrow Management Acquisition, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	07/2032	19,239	19,048	4.2	19,488
Avalign Technologies, Inc. (5)	Unitranche First Lien Revolver	S + 650, 75 Floor	10.22%	12/2028	461	449	0.1	380
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S + 725 (362.5 PIK), 75 Floor	11.07%	12/2028	7,394	7,303	1.5	6,746
Bristol Hospice (4)(5)	Unitranche First Lien Revolver			08/2032	-	(22)	-	-
Bristol Hospice	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.62%	08/2032	24,239	24,003	5.3	24,724
BVI Medical Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (500 PIK), 75 Floor	10.13%	03/2032	126	124	0.0	124
BVI Medical Inc. (4)(5)	Unitranche First Lien Revolver			03/2032	-	(9)	(0.0)	(9)
BVI Medical Inc.	Unitranche First Lien Term Loan	S + 625 (500 PIK), 75 Floor	9.97%	03/2032	8,423	8,311	1.8	8,375
Cvet Midco 2, L.P. (7)	Senior Secured First Lien Term Loan	S + 500, 50 Floor	8.67%	10/2029	2,095	1,977	0.4	1,889
Embecta Corp. (6)(7)(11)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.72%	03/2029	2,414	2,413	0.5	2,422
Global Medical Response Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.38%	10/2032	1,996	1,990	0.4	2,011
HAH Group Holding Company (7)	Senior Secured First Lien Term Loan	S + 500	8.72%	09/2031	2,313	2,248	0.4	2,038
Hanger, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 350	7.22%	10/2031	1,753	1,751	0.4	1,761
Hanger, Inc. (5)(7)(11)	Senior Secured First Lien Delayed Draw Term Loan	S + 350	7.22%	10/2031	134	133	0.0	135
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2032	-	(13)	0.0	4
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			09/2032	-	(12)	-	-
Headlands Buyer, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.74%	09/2032	6,780	6,713	1.5	6,789
Heartland Dental LLC (7)	Senior Secured First Lien Term Loan	S + 375	7.47%	08/2032	1,407	1,405	0.3	1,414
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	13.50 PIK	13.50%	06/2031	3,528	3,468	0.8	3,633
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	-	(21)	-	-
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.67%	06/2030	6,759	6,651	1.5	6,827
Laseraway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 601.16, 75 Floor	9.89%	10/2027	5,195	5,171	1.1	5,176
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 375	7.65%	11/2028	2,985	2,979	0.6	2,998
LifePoint Health Inc (7)(11)	Senior Secured First Lien Term Loan	S + 350	7.19%	05/2031	1,865	1,870	0.4	1,870
LTC Ally Inc (4)(5)	Senior Secured First Lien Revolver			04/2031	-	(1)	-	-
LTC Ally Inc	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.73%	04/2031	2,786	2,766	0.6	2,786

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MB2 Dental	Unitranche First Lien Term Loan	S + 550, 75 Floor	9.22%	02/2031	5,447	5,405	1.2	5,502
MB2 Dental (5)	Unitranche First Lien Revolver	S + 550, 75 Floor	9.22%	02/2031	69	66	0.0	69
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.22%	02/2031	993	986	0.2	1,003
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.22%	02/2031	789	776	0.2	797
Medical Review Institute of America (5)	Unitranche First Lien Revolver	P + 400, 100 Floor	10.75%	07/2030	64	58	0.0	48
Medical Review Institute of America	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.67%	07/2030	5,629	5,582	1.2	5,515
Net Health Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			07/2031	-	(9)	(0.0)	(3)
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.47%	07/2031	8,775	8,704	1.9	8,754
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.47%	07/2031	2,940	2,912	0.6	2,933
Organon & Co (6)(7)	Senior Secured First Lien Term Loan	S + 225, 50 Floor	5.97%	05/2031	2,920	2,826	0.6	2,821
Outcomes Group Holding Inc (7)	Senior Secured First Lien Term Loan	S + 300	6.72%	05/2031	1,990	1,983	0.4	2,005
Owens & Minor, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 375, 50 Floor	7.47%	03/2029	2,025	2,009	0.4	1,959
Premier Care Dental Management, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.72%	08/2028	5,064	5,019	1.1	4,981
Team Health Holdings Inc (7)	Senior Secured First Lien Term Loan	S + 450	8.34%	06/2028	726	726	0.2	730
Viant Medical Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	7.72%	10/2031	1,439	1,432	0.3	1,427
National Mentor Holdings, Inc. (5)(7)	Senior Secured First Lien Delayed Draw Term Loan			12/2030	-	-	0.0	1
National Mentor Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 600	9.72%	12/2030	860	835	0.2	863
					154,255	152,459	33.0	153,593
Insurance
Acrisure, LLC (7)	Senior Secured First Lien Term Loan	S + 300	6.72%	11/2030	2,798	2,805	0.6	2,799
Alliant Holdings Intermediate LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.22%	09/2031	2,798	2,801	0.6	2,807
AmWINS Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 225, 75 Floor	5.97%	01/2032	2,992	3,004	0.6	3,004
King Risk Partners LLC	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.22%	04/2031	2,264	2,248	0.5	2,264
King Risk Partners LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.22%	04/2031	1,243	1,238	0.3	1,243
King Risk Partners LLC (4)(5)	Unitranche First Lien Revolver			04/2031	-	(3)	-	-
Onedigital Borrower LLC (7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.72%	07/2031	1,592	1,592	0.3	1,598
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.47%	10/2031	388	382	0.1	374

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.47%	10/2031	88	82	0.0	81
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.47%	10/2031	5,950	5,900	1.3	5,891
Tropolis Holdings LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.17%	02/2031	549	546	0.1	549
Tropolis Holdings LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	-	(1)	-	-
Tropolis Holdings LLC	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.17%	02/2031	347	344	0.1	347
Tropolis Holdings LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.54%	02/2031	179	179	0.0	179
Verscend Holding Corp (Cotiviti) (7)	Senior Secured First Lien Term Loan	S + 275	6.62%	05/2031	2,893	2,792	0.6	2,787
					24,081	23,909	5.1	23,923
Materials
Berlin Packaging L.L.C. (7)	Senior Secured First Lien Term Loan	S + 325	7.12%	06/2031	1,746	1,734	0.4	1,752
Chemours (6)(7)	Senior Secured First Lien Term Loan	S + 350	7.22%	10/2032	2,904	2,857	0.6	2,879
Clydesdale Acquisition Holdings, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 325	6.97%	04/2032	2,598	2,590	0.6	2,599
Cornerstone (7)	Senior Secured First Lien Term Loan	S + 450, 50 Floor	8.25%	05/2031	2,305	2,079	0.4	1,646
Discovery Purchaser Corporation (7)	Senior Secured First Lien Term Loan	S + 375, 50 Floor	7.61%	10/2029	2,259	2,239	0.5	2,177
Hexion Holdings Corporation (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.73%	03/2029	1,797	1,781	0.4	1,738
Kodiak BP, LLC (7)	Senior Secured First Lien Term Loan	S + 375	7.47%	12/2031	2,113	2,053	0.4	2,067
LTI Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 375	7.47%	07/2029	1,315	1,283	0.3	1,325
Lummus Technology Holdings V LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.22%	12/2029	2,808	2,808	0.6	2,814
Mauser Packaging Solutions Holding Co (BWAY) (7)(11)	Senior Secured First Lien Term Loan	S + 350	7.19%	04/2030	2,830	2,802	0.6	2,781
MI Windows & Doors (Miter) (7)	Senior Secured First Lien Term Loan	S + 275	6.47%	03/2031	1,870	1,870	0.4	1,874
Olympus Water US Holding Corp (7)	Senior Secured First Lien Term Loan	S + 325	6.92%	07/2032	1,690	1,690	0.4	1,682
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(1)	-	-
Online Labels Group, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.92%	12/2029	87	86	0.0	87
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.92%	12/2029	1,421	1,411	0.3	1,421
Oscar Acquisitionco, LLC (7)	Senior Secured First Lien Term Loan	S + 425, 50 Floor	7.92%	04/2029	1,847	1,705	0.3	1,335
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.75%	01/2031	1,537	1,521	0.3	1,529
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	01/2031	884	884	0.2	879
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	(2)	(0.0)	(2)
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	-	(0.0)	(1)
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	-	(0.0)	(2)
Plastipak Packaging Inc (7)(11)	Senior Secured First Lien Term Loan	S + 250	6.19%	09/2032	2,808	2,808	0.6	2,818
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Plaze Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.22%	08/2026	731	726	0.1	678
Quikrete Holdings, Inc (7)(11)	Senior Secured First Lien Term Loan	S + 225	5.94%	03/2029	2,793	2,803	0.6	2,806
Tiger Acquisition LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.23%	08/2032	560	560	0.1	563
Univar / Windsor Holdings III, LLC (7)	Senior Secured First Lien Term Loan	S + 275	6.47%	08/2030	1,396	1,403	0.3	1,401
USALCO (7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.22%	09/2031	1,698	1,698	0.4	1,708
USALCO (5)(7)	Senior Secured First Lien Delayed Draw Term Loan			09/2031	-	-	0.0	1
Wilsonart International Holdings LLC (7)(11)	Senior Secured First Lien Term Loan	S + 425	7.92%	08/2031	2,912	2,861	0.6	2,828
					44,909	44,248	9.4	43,383
Media and Entertainment
Arches Buyer Inc. (7)	Senior Secured First Lien Term Loan	S + 335	7.07%	12/2027	1,984	1,963	0.4	1,991
Cengage Learning , Inc. (6)(7)(11)	Senior Secured First Lien Term Loan	S + 350, 100 Floor	7.19%	03/2031	2,254	2,244	0.5	2,266
GoodRx (6)(7)	Senior Secured First Lien Term Loan	S + 375	7.47%	07/2029	509	505	0.1	510
Kingpin Intermediate Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 325	6.97%	09/2032	2,910	2,862	0.6	2,859
Knot Worldwide Inc. (7)	Senior Secured First Lien Term Loan	S + 375	7.47%	01/2028	1,489	1,468	0.3	1,252
Recess Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 375, 100 Floor	7.62%	02/2030	1,858	1,848	0.4	1,872
Univision Communications Inc. (7)	Senior Secured First Lien Term Loan	S + 425, 50 Floor	7.92%	06/2029	2,035	2,009	0.4	2,041
Versant Media Group Inc (7)(11)	Senior Secured First Lien Term Loan	S + 350	7.19%	10/2030	2,800	2,786	0.6	2,804
Virgin Media Bristol LLC (6)(7)	Senior Secured First Lien Term Loan	S + 327.5	7.05%	03/2031	4,360	4,308	0.9	4,327
					20,199	19,993	4.2	19,922
Pharmaceuticals, Biotechnology and Life Sciences
Endo Finance Holdings, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.72%	04/2031	2,578	2,539	0.6	2,561
Nephron Pharmaceuticals LLC	Unitranche First Lien - Last Out Term Loan	S + 920	13.19%	12/2027	2,462	2,432	0.5	2,462
RN Enterprises, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.97%	10/2031	174	165	0.0	174
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.81%	10/2031	116	105	0.0	116
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.02%	10/2031	5,432	5,373	1.2	5,432
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.77%	10/2031	693	688	0.1	692
WCG Intermediate Corp. (7)	Senior Secured First Lien Term Loan	S + 300	6.72%	02/2032	1,990	1,974	0.4	1,997
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(8)	(0.0)	(2)
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.47%	12/2029	3,308	3,248	0.7	3,291
WCT Group Holdings, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.47%	12/2029	1,900	1,891	0.4	1,890
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(2)	(0.0)	(1)
Parexel International Corp (7)	Senior Secured First Lien Term Loan	S + 275, 50 Floor	6.47%	12/2031	2,270	2,265	0.5	2,281
					20,923	20,670	4.5	20,893

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Real Estate Management and Development
CP Atlas Buyer Inc (7)	Senior Secured First Lien Term Loan	S + 525	8.97%	07/2030	2,334	2,257	0.5	2,264
Cushman & Wakefield US Borrower LLC (7)	Senior Secured First Lien Term Loan	S + 275, 50 Floor	6.47%	01/2030	743	746	0.2	749
Deep Blue Operating I LLC (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.59%	10/2032	748	749	0.2	752
					3,825	3,752	0.9	3,765
Software and Services
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 435	8.07%	08/2028	2,537	2,505	0.5	2,544
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 536.45	9.08%	01/2029	538	514	0.1	530
Bonterra LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.94%	03/2032	1,347	1,344	0.3	1,340
Bonterra LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.69%	03/2032	202	197	0.0	194
Bonterra LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	03/2032	12,396	12,344	2.7	12,334
Bonterra LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.69%	03/2032	1,384	1,359	0.3	1,358
C-4 Analytics	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.82%	05/2030	7,289	7,233	1.6	7,289
C-4 Analytics (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	8.82%	05/2030	225	219	0.0	225
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	-	(7)	-	-
CallRevu, LLC (5)	Unitranche First Lien Revolver			10/2032	-	-	-	-
CallRevu, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	10/2032	175	174	0.0	174
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625, 100 Floor	9.92%	12/2028	244	242	0.1	244
Concord III, LLC	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.67%	12/2028	5,576	5,541	1.2	5,576
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.92%	12/2028	297	293	0.1	297
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.25%	12/2028	1,696	1,696	0.4	1,696
DS Admiral	Senior Secured First Lien Term Loan	S + 425	7.92%	06/2031	2,048	2,029	0.4	2,017
Ensono (7)	Senior Secured First Lien Term Loan	S + 411.45, 75 Floor	7.83%	05/2028	1,595	1,568	0.3	1,597
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(8)	-	-
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	09/2030	4,410	4,326	0.9	4,410
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	09/2030	4,938	4,896	1.1	4,938
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (225 PIK), 100 Floor	9.59%	01/2031	1,026	1,021	0.2	1,026
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2031	-	(4)	(0.0)	(22)
Granicus, Inc.	Unitranche First Lien Term Loan	S + 575 (225 PIK), 100 Floor	9.59%	01/2031	3,972	3,944	0.9	3,972
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (225 PIK), 75 Floor	9.56%	01/2031	2	2	0.0	2
Imagine Learning LLC (7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.22%	12/2029	1,172	1,151	0.2	1,134
Marlabs (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2030	-	(5)	-	-
Marlabs (5)	Senior Secured First Lien Revolver	S + 475, 100 Floor	8.57%	08/2030	67	64	0.0	67
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Marlabs	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.42%	08/2030	3,292	3,260	0.7	3,292
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2031	-	(11)	-	-
Medicus IT (5)	Unitranche First Lien Revolver	P + 475, 75 Floor	11.50%	07/2031	83	75	0.0	83
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	07/2031	6,070	6,019	1.3	6,070
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	-	(2)	-	-
Medicus IT (5)	Unitranche First Lien Revolver	P + 500, 75 Floor	11.75%	06/2032	66	60	0.0	66
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	06/2032	11,387	11,302	2.4	11,387
Mermaid Bidco Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.15%	07/2031	749	749	0.2	752
Milano Acquisition Corp (Gainwell) (7)	Senior Secured First Lien Term Loan	S + 410, 75 Floor	7.77%	10/2027	2,477	2,426	0.5	2,438
Planview Parents, Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.17%	12/2027	2,562	2,503	0.5	2,465
Rightworks LLC (5)	Unitranche First Lien Revolver	S + 500, 100 Floor	8.72%	05/2029	165	165	0.0	165
Rightworks LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.72%	05/2029	11,440	11,440	2.5	11,440
Rocket Software (7)	Senior Secured First Lien Term Loan	S + 375, 50 Floor	7.47%	11/2028	2,803	2,793	0.6	2,806
Security Risk Advisors Intl, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2031	-	(2)	(0.0)	(5)
Security Risk Advisors Intl, LLC (5)	Unitranche First Lien Revolver	S + 450, 75 Floor	8.49%	09/2031	67	63	0.0	63
Security Risk Advisors Intl, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.49%	09/2031	3,850	3,822	0.8	3,822
Skopima Consilio Parent LLC (7)	Senior Secured First Lien Term Loan	S + 375, 50 Floor	7.47%	05/2028	2,274	2,210	0.4	2,084
SMX Group, LLC (7)	Senior Secured First Lien Term Loan	S + 450	8.22%	02/2032	5,393	5,343	1.1	5,344
Asurion, LLC (7)(11)	Senior Secured First Lien Term Loan	S + 425	7.94%	09/2030	997	997	0.2	998
					106,811	105,850	22.6	106,212
Telecommunication Services
CCI Buyer, Inc (4)(5)	Unitranche First Lien Revolver			05/2032	-	(15)	0.0	5
CCI Buyer, Inc	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.00%	05/2032	28,229	27,951	6.1	28,323
UPC (Sunrise Financing Partnership) (7)(11)	Senior Secured First Lien Term Loan	S + 250	6.19%	03/2032	2,805	2,816	0.6	2,818
Windstream Services LLC (6)	Senior Secured First Lien Term Loan	S + 400	7.72%	09/2032	3,070	3,059	0.7	3,085
					34,104	33,811	7.4	34,231
Transportation
Air Transport Services Group (Stonepeak Nile) (7)	Senior Secured First Lien Term Loan	S + 225	6.16%	04/2032	2,805	2,809	0.6	2,809
AIT Worldwide Logistics Holdings, Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 400, 75 Floor	7.89%	04/2030	1,860	1,852	0.4	1,874
American Airlines Inc (6)(7)(11)	Senior Secured First Lien Term Loan	S + 225	5.94%	06/2029	2,782	2,782	0.6	2,789
American Axle & Manufacturing Inc (6)(7)(11)	Senior Secured First Lien Term Loan	S + 325	6.94%	09/2032	1,535	1,535	0.3	1,538
Jetblue Airways Corporation (6)(7)	Senior Secured First Lien Term Loan	S + 475, 50 Floor	8.44%	08/2029	2,411	2,300	0.5	2,320
Les Schwab Tire (LS Group Opco Acquisition, LLC) (7)	Senior Secured First Lien Term Loan	S + 250	6.32%	04/2031	2,798	2,808	0.6	2,805
Tenneco Inc. (7)	Senior Secured First Lien Term Loan	S + 485, 50 Floor	8.74%	11/2028	1,522	1,501	0.3	1,495
Avis Budget Car Rental LLC (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.22%	07/2032	1,870	1,875	0.4	1,866
					17,583	17,462	3.7	17,496
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Total Debt Investments United States					$764,075	$756,096	162.8%	$758,523
Equity Investments
Commercial and Professional Services
Iris Buyer, LLC	Common Stock				192	193	0.0	227
Iris Buyer, LLC	Common Stock				192,308	-	0.0	83
						193	0.1	310
Consumer Services
Landscape Workshop LLC	Common Stock				810,811	811	0.2	906
						811	0.2	906
Diversified Financials
WhiteHawk Evergreen Fund, LP (2)(6)(9)(10)	Partnership Interest				10,000,000	10,000	2.2	10,459
						10,000	2.2	10,459
Health Care Equipment and Services
Arrow Management Acquisition, LLC	Common Stock				15,998	16	0.0	16
Arrow Management Acquisition, LLC	Common Stock				1,584	1,584	0.3	1,584
BVI Medical Inc.	Common Stock				681	909	0.2	703
Headlands Buyer, Inc.	Common Stock				82,454	825	0.2	825
IVX Health Merger Sub, Inc.	Common Stock				880	880	0.4	1,801
Vital Care Buyer, LLC	Common Stock				649	1	0.0	37
Vital Care Buyer, LLC	Common Stock				64	64	0.0	61
						4,279	1.1	5,027
Pharmaceuticals, Biotechnology and Life Sciences
Nephron Pharmaceuticals LLC	Common Stock Warrant				4	-	0.0	39
RN Enterprises, LLC	Common Stock				633	633	0.2	749
WCT Group Holdings, LLC	Common Stock				118	1,176	0.5	2,543
						1,809	0.7	3,331

Total Equity Investments United States						$17,092	4.3%	$20,033
Switzerland
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences
Solvias AG LP (4)(5)(6)	Senior Secured First Lien Revolver			02/2032	CHF 0	(28)	-	-
Solvias AG LP (6)	Senior Secured First Lien Term Loan	SR + 525, 75 Floor	6.00%	02/2032	CHF 11,588	9,981	2.5	11,617
Total Debt Investments Switzerland						$9,953	2.5%	$11,617
Equity Investments
Pharmaceuticals, Biotechnology and Life Sciences
Sequence Parent (6)	Common Stock				3,290	197	0.0	227
Sequence Parent (6)	Common Stock				48	48	0.0	54
						245	0.1%	281

Total Equity Investments Switzerland						$245	0.1%	$281
Netherlands
Debt Investments
Commercial and Professional Services
Avidity Acquisition B.V. (5)(6)	Unitranche First Lien - Last Out Delayed Draw Term Loan	E + 525	7.37%	03/2032	€6	6	0.0	6
Avidity Acquisition B.V. (6)	Unitranche First Lien - Last Out Term Loan	E + 525	7.37%	03/2032	€145	128	0.0	145
Van Der Steen (6)	Unitranche First Lien Term Loan	E + 550	7.52%	05/2031	€3,862	3,462	0.8	3,862
Van Der Steen (6)	Unitranche First Lien Delayed Draw Term Loan	E + 550	7.57%	05/2031	€1,289	1,246	0.3	1,289

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pitch MidCo B.V. (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 550	7.55%	04/2031	€507	477	0.1	507
Pitch MidCo B.V. (6)	Unitranche First Lien Term Loan	E + 550	7.52%	04/2031	€3,363	2,992	0.7	3,363
Pitch MidCo B.V. (6)	Unitranche First Lien Delayed Draw Term Loan	E + 625	8.28%	04/2031	€1,887	1,803	0.4	1,887
						10,114	2.3	11,059
Software and Services
Fugue Finance BV (6)(7)(11)	Senior Secured First Lien Term Loan	S + 275, 50 Floor	6.57%	01/2032	2,276	2,259	0.5	2,287
						2,259	0.5	2,287

Total Debt Investments Netherlands						$12,373	2.8%	$13,346
United Kingdom
Debt Investments
Commercial and Professional Services
Hamsard 3778 Limited (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			10/2031	£-	(6)	-	-
Hamsard 3778 Limited (6)	Unitranche First Lien Term Loan	SN + 550	9.22%	10/2031	£3,837	3,626	0.8	3,837
						3,620	0.8	3,837
Diversified Financials
Primrose Bidco Limited (6)	Unitranche First Lien Term Loan	SN + 550	9.47%	11/2031	£2,651	2,429	0.6	2,651
						2,429	0.6	2,651

Financial Services
Boots Group Finco LP (6)(7)	Senior Secured First Lien Term Loan	S + 350	7.21%	08/2032	1,301	1,303	0.3	1,310
						1,303	0.3	1,310

Food, Beverage and Tobacco
Froneri US Inc (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.37%	08/2032	3,745	3,742	0.8	3,750
						3,742	0.8	3,750

Software and Services
Sophos Holdings (6)(7)	Senior Secured First Lien Term Loan	S + 361.45	7.33%	03/2027	526	526	0.1	527
						526	0.1	527

Total Debt Investments United Kingdom						$11,620	2.6%	$12,075
Australia
Debt Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Unitranche First Lien Term Loan	B + 500, 50 Floor	8.60%	11/2030	AUD 3,462	3,366	0.8	3,497
Ancora Bidco PTY LTD (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			11/2030	AUD 0	(11)	0.0	7
						3,355	0.8	3,504
Total Debt Investments Australia						$3,355	0.8%	$3,504

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Common Stock				64,327,036	663	0.2	889
Ancora Bidco PTY LTD (6)	Common Stock				3,385,633	35	0.0	47
						698	0.2	936
Total Equity Investments Australia						$698	0.2%	$936
Canada
Debt Investments
Commercial and Professional Services
Garda World Security Corporation (6)(7)	Senior Secured First Lien Term Loan	S + 300	6.75%	02/2029	2,800	2,810	0.6	2,815
						2,810	0.6	2,815

Consumer Discretionary Distribution and Retail
Restaurant Brands Int’l (1011778 B.C. Unlimited) (6)(7)	Senior Secured First Lien Term Loan	S + 175	5.47%	09/2030	3,735	3,739	0.8	3,744
						3,739	0.8	3,744

Consumer Services
Husky Holding LLC (5)(6)(7)	Senior Secured First Lien Delayed Draw Term Loan			02/2029	-	-	0.0	1
						-	0.0	1

Energy
Rockpoint Gas Storage Partners (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.17%	09/2031	928	928	0.2	934
						928	0.2	934

Health Care Equipment and Services
KLICK INC. (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			11/2032	-	(9)	(0.0)	(18)
KLICK INC. (4)(5)(6)	Unitranche First Lien Revolver			11/2032	-	(17)	(0.0)	(18)
KLICK INC. (6)	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.72%	11/2032	32,967	32,802	7.1	32,802
						32,776	7.1	32,766

Media and Entertainment
Ontario Gaming GTA (One Toronto) (6)(7)	Senior Secured First Lien Term Loan	S + 425, 50 Floor	7.92%	08/2030	1,995	1,877	0.4	1,851
						1,877	0.4	1,851

Transportation
Westjet Loyalty LP (6)(7)(11)	Senior Secured First Lien Term Loan	S + 325	6.92%	02/2031	1,858	1,809	0.4	1,869
						1,809	0.4	1,869

Total Debt Investments Canada						$43,939	9.5%	$43,980
France
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences
Olyos (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 600	7.91%	06/2028	€1,273	1,263	0.3	1,273
Olyos (6)	Unitranche First Lien Term Loan	E + 600	8.00%	06/2032	€2,594	2,518	0.6	2,594
						3,781	0.9	3,867

Total Debt Investments France						$3,781	0.9%	$3,867

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Cayman Islands
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences

Total Debt Investments Cayman Islands						$-	-%	$-
Ireland
Debt Investments
Commercial and Professional Services
Ion Platform Finance US Inc (6)(7)	Senior Secured First Lien Term Loan	S + 385	7.52%	10/2032	2,935	2,877	0.6	2,763
						2,877	0.6	2,763

Total Debt Investments Ireland						$2,877	0.6%	$2,763
Denmark
Debt Investments
Commercial and Professional Services
Genmab A/S/Genmab Finance LLC (6)(7)	Senior Secured First Lien Term Loan	S + 300	6.73%	11/2032	1,100	1,100	0.2	1,107
						1,100	0.2	1,107

Total Debt Investments Denmark						$1,100	0.2%	$1,107
Gibraltar
Debt Investments
Commercial and Professional Services
Entain/GVC Holdings (6)(7)(11)	Senior Secured First Lien Term Loan	S + 225	5.94%	07/2032	2,808	2,797	0.6	2,791
						2,797	0.6	2,791

Total Debt Investments Gibraltar						$2,797	0.6%	$2,791
Israel
Debt Investments
Commercial and Professional Services
Playtika (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.47%	03/2028	2,867	2,790	0.6	2,777
						2,790	0.6	2,777

Total Debt Investments Isreal						$2,790	0.6%	$2,777
Germany
Debt Investments
Commercial and Professional Services
TK Elevator Midco (6)(7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	7.20%	04/2030	1,855	1,847	0.4	1,869
						1,847	0.4	1,869

Total Debt Investments Germany						$1,847	0.4%	$1,869

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Finland
Debt Investments
Commercial and Professional Services
Saarni (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 525	7.33%	03/2032	€5	4	0.0	5
Saarni (6)	Unitranche First Lien Term Loan	E + 525	7.67%	03/2032	€118	108	0.0	118
						112	0.0	123

Total Debt Investments Finland						$112	0.0%	$123

Total Investments						$870,675	188.9%	$879,592
Cash and Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents				2,659	2,659	0.6	2,659
Goldman Sachs FS Government Fund	Cash Equivalents				31,907	31,907	6.9	31,907
Other cash						63,400	13.6	63,400
Total cash and cash equivalents, including restricted cash						$97,966	21.1%	$97,966
Investments and Cash and Cash Equivalents Total						$968,641	210.0%	$977,558

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), BBSY (“B”) or SARON (“SR”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of December 31, 2025, the reference rates for the Company’s variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

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
(3)
The fair value of the investment was determined using significant unobservable inputs unless otherwise noted, as defined by the Investment Company Act. See Note 2 “Summary of Significant Accounting Policies.”
(4)
The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.
(5)
Position or portion thereof is an unfunded loan commitment and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. See Note 8 “Commitments and Contingencies.”
(6)
Investment is not a qualifying asset as defined under section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 18.3% as of December 31, 2025.
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

March 31, 2026
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

On May 3, 2023, Crescent Capital Group LP, an affiliate of the Adviser (“Crescent”), purchased 1,000 Common Shares for $25, or $25.00 per share.

In addition, the Company has sold Class I shares to certain private placement investors (“Private Placement Investors”) including affiliates of Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”), Crescent’s parent company in transactions (each, a “Private Placement”) exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

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

The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The Company consolidates all entities in which it holds a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents

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

Foreign Currency

Foreign currency amounts are translated into U.S. dollars on the following basis:

• cash and cash equivalents, fair value of investments, outstanding debt on revolving credit facilities, other assets and liabilities: at the spot exchange rate on the last business day of the period; and

• purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Gains or losses on foreign currency transactions are included within net realized gain (loss) on foreign currency transactions on the Consolidated Statements of Operations. Fluctuations arising from the translation of foreign currency on cash, investments and borrowings are included within net change in unrealized appreciation(depreciation) on investments and foreign currency translation on the Consolidated Statements of Operations.

The Company’s approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is to borrow local currency under the Company’s credit facilities or to enter into foreign currency forward contracts.

Foreign Currency Forward Contracts

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. All foreign currency forward contracts are currently held with a single counterparty. Notional amounts and the gross fair value of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedule of Investments. Purchases and sales of foreign currency forward contracts having the same notional value,settlement date and counterparty are generally settled net (which results in a net foreign currency position of zero with the counterparty) and any realized gains or losses are recognized on the settlement date.The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

Debt Issuance Costs

The Company records costs related to the issuance of debt obligations as deferred financing costs. These costs are amortized over the life of the related debt instrument using the straight-line method which approximates the effective interest method. See Note 6 “Debt” for details.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026, the Company had investments in one portfolio company on non-accrual status, which represented 0.9% and 0.7% of the total debt investments at cost and fair value, respectively. As of December 31, 2025, the Company had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Offering Expenses

The Company’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Any offering expenses incurred by the Company, including reimbursements to the Adviser, are recorded as deferred offering costs on the Consolidated Statements of Assets and Liabilities and subsequently amortized to expenses on the Company’s Consolidated Statements of Operations over 12 months. The Company’s reimbursement of offering expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement. As of March 31, 2026 and December 31, 2025, the Company had $327 and $366 of offering expenses, respectively, capitalized on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2026 and 2025, the Company amortized $211 and $960 of offering expenses, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2026, the Company is subject to potential examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company’s inception in 2023.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its net capital gains for the current one-year period ending October 31 in that calendar year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company accrues excise tax on estimated undistributed taxable income as required on a quarterly basis. See Note 11 “Income Taxes” for details.

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

Note 3. Agreements and Related Party Transactions

Administration Agreement

On May 3, 2023, the Company entered into an administration agreement with the Administrator and on August 27, 2024 amended and restated such administration agreement (as amended and restated, the “Administration Agreement”). The Board, including a majority of the Company’s independent directors, also approved the renewal of the Administration Agreement at a board meeting held on February 11, 2026. Under the terms of the Administration Agreement, the Administrator provides administrative services to the Company. These services include providing office facilities, equipment, clerical bookkeeping and record keeping services, maintaining financial and other records, preparing reports to stockholders and reports and other materials filed with the SEC or any other regulatory authority, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered by others. The Administrator also will provide on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Certain of these services are reimbursable to the Administrator under the terms of the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

For the three months ended March 31, 2026 and 2025, the Company incurred administrative services expenses of $382 and $334, respectively, which are included in administrative services expenses on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $401 and $223, respectively, were payable to the Administrator, which were included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Investment Advisory and Management Agreement

On May 3, 2023, the Company entered into an investment advisory and management agreement with the Adviser and on September 5, 2023 and August 27, 2024 amended and restated such investment advisory and management agreement (as amended and restated, the “Investment Advisory and Management Agreement”). The Board, including a majority of the Company’s independent directors, most recently approved the renewal of the Company’s Investment Advisory and Management Agreement at a board meeting held on February 11, 2026. Under the terms of the Investment Advisory and Management Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory and Management Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. From time to time the Adviser may voluntarily agree to defer or waive all or portion of the fees (including incentive fees) and/or rights to be reimbursed for expenses that would otherwise have been earned by the Adviser during any period. Any such waiver is made at the sole discretion of the Adviser and is not required by any contractual or regulatory obligation.

Under the terms of the Investment Advisory and Management Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below. The Adviser waived its base management fee from inception through April 30, 2024 and began charging its base management fee on the value of the Company’s net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. The Adviser voluntarily agreed to waive incentive fees from the Company’s inception through March 31, 2026. In addition, the Adviser has also voluntarily waived its right to receive management and incentive fees related to the Company’s investments in WhiteHawk Evergreen Fund LP and Constellation Wealth Capital Fund II for any period in which these investments remain in the investment portfolio.

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

For the three months ended March 31, 2026 and 2025, the Company incurred management fees of $1,568 and $582, respectively, of which $18 and $9, respectively, were voluntarily waived by the Adviser. As of March 31, 2026 and December 31, 2025, $1,549 and $1,313 management fees, respectively, were unpaid.

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

For the three months ended March 31, 2026 and 2025, the Company incurred income incentive fees of $1,343 and $360, respectively, all of which were voluntarily waived by the Adviser. As of March 31, 2026 and December 31, 2025, no income incentive fees were unpaid.

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

For the three months ended March 31, 2026 and 2025, the Company recorded (reversed) capital gains incentive fees of $(462) and $(188), respectively, all of which were voluntarily waived by the Adviser. Because the Adviser has agreed to voluntarily waive all incentive fees from inception through March 31, 2026, for the three months ended March 31, 2026 and 2025, the Company recorded (reversed) a corresponding waiver of capital gains based incentive fees of $462 and $188, respectively. As of March 31, 2026 and December 31, 2025, no capital gains based incentive fees remain outstanding.

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

For the three months ended March 31, 2026, the Company incurred shareholder servicing and/or distribution fees of $0.3, which were attributable to Class S and Class D shares, and were included in Other general and administrative expenses on the Consolidated Statements of Operations. For the three months ended March 31, 2025, the Company did not incur any expenses in connection with the Intermediary Manager Agreement. As of March 31, 2026 and December 31, 2025, there were $0.1 and $0.1 shareholder servicing and/or distribution fees payable to the Intermediary Manager, respectively, which were included in Accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments for the three months ended March 31, 2025. For the three months ended March 31, 2026, there was no expense support provided by the Adviser.

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

As of March 31, 2026, no expense support payments remained payable to the Company. As of December 31, 2025, $130 of expense support payments receivable from the Adviser was included net of the payable to the Adviser in Accrued expenses and other liabilities on the Company’s Consolidated Statements of Assets and Liabilities.

Other Related Party Transactions

As previously disclosed, on January 5, 2021, Sun Life acquired a majority interest in Crescent and on March 30, 2026, acquired the remaining equity interest in Crescent (collectively, the “Sun Life Transaction”). There were no changes to the Company’s investment objective, strategies and processes or to the Crescent team responsible for the investment operations of the Adviser as a result of the Sun Life Transaction.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated, non-controlled, affiliated or controlled affiliated, investments.

Investments at fair value consisted of the following (in thousands):

	As of March 31, 2026			As of December 31, 2025
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$341,859	$340,177	$(1,682)	$457,925	$458,450	$525
Unitranche First Lien	489,154	489,263	109	378,769	383,346	4,577
Unitranche First Lien - Last Out	2,460	2,412	(48)	2,566	2,613	47
Senior Secured Second Lien	7,437	7,716	279	9,912	10,300	388
Unsecured Debt	12,721	12,477	(244)	3,468	3,633	165
Equity	11,290	13,973	2,683	8,035	10,791	2,756
LLC/LP Equity Interests	10,625	11,042	417	10,000	10,459	459
Total Investments	$875,546	$877,060	$1,514	$870,675	$879,592	$8,917

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of March 31, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
Health Care Equipment and Services	$202,812	23.2%	$191,386	21.9%
Commercial and Professional Services	130,818	14.9	115,253	13.2
Software and Services	117,690	13.4	109,149	12.4
Pharmaceuticals, Biotechnology and Life Sciences	69,686	7.9	39,989	4.5
Materials	66,107	7.5	43,383	4.9
Capital Goods	63,491	7.2	88,976	10.1
Consumer Services	44,687	5.1	55,759	6.3
Financial Services	41,827	4.8	66,386	7.5
Telecommunication Services	31,808	3.6	34,231	3.9
Diversified Financials	30,424	3.5	15,127	1.7
Insurance	26,428	3.0	23,923	2.7
Consumer Discretionary Distribution and Retail	16,297	1.9	29,848	3.4
Media and Entertainment	11,937	1.4	21,773	2.5
Transportation	11,559	1.3	19,365	2.2
Energy	4,592	0.5	8,156	0.9
Consumer Durables and Apparel	3,599	0.4	7,364	0.8
Food, Beverage and Tobacco	3,298	0.4	5,759	0.7
Real Estate Management and Development	-	-	3,765	0.4
Total Investments	$877,060	100.0%	$879,592	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of March 31, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
United States	$740,708	84.4%	$778,554	88.5%
Canada	64,114	7.3	43,981	5.1
France	18,301	2.1	3,867	0.4
Netherlands	13,588	1.5	13,347	1.5
Switzerland	11,836	1.3	11,898	1.4
Germany	10,128	1.2	1,869	0.2
United Kingdom	9,424	1.1	12,075	1.4
Australia	5,108	0.6	4,440	0.5
Cayman Islands	1,462	0.2	-	-
Gibraltar	1,335	0.2	2,791	0.3
Israel	934	0.1	2,777	0.3
Finland	122	0.0	123	0.0
Ireland	-	-	2,763	0.3
Denmark	-	-	1,107	0.1
Total Investments	$877,060	100.0%	$879,592	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2026 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$-	$182,964	$157,214	$340,178
Unitranche First Lien	-	-	489,262	489,262
Unitranche First Lien - Last Out	-	-	2,412	2,412
Senior Secured Second Lien	-	-	7,716	7,716
Unsecured Debt	-	-	12,477	12,477
Equity	-	-	13,973	13,973
Subtotal	$-	$182,964	$683,054	$866,018
Investments Measured at NAV (1)	-	-	-	11,042
Total Investments	$-	$182,964	$683,054	$877,060

Foreign Currency Forward Contract - Assets	$-	$239	$-	$239
Cash Equivalents	$34,231	$-	$-	$34,231

The following table presents fair value measurements of investments as of December 31, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$-	$379,082	$79,368	$458,450
Unitranche First Lien	-	-	383,346	383,346
Unitranche First Lien - Last Out	-	-	2,613	2,613
Senior Secured Second Lien	-	-	10,300	10,300
Unsecured Debt	-	-	3,633	3,633
Equity	-	-	10,791	10,791
Subtotal	$-	$379,082	$490,051	$869,133
Investments Measured at NAV (1)	-	-	-	10,459
Total Investments	$-	$379,082	$490,051	$879,592
Cash Equivalents	$34,566	$-	$-	$34,566

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2026 based off of the fair value hierarchy as of March 31, 2026 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First Lien - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity	Total
Balance as of December 31, 2025	$79,368	$383,346	$2,613	$10,300	$3,633	$10,791	$490,051
Amortized discounts/premiums	1,466	371	4	25	61	-	1,927
Paid in-kind interest	-	152	-	-	-	-	152
Net realized gain (loss)	(2,304)	-	-	-	-	-	(2,304)
Net change in unrealized appreciation (depreciation)	(335)	(4,440)	(95)	(109)	(411)	(73)	(5,463)
Purchases	84,699	116,816	-	-	12,721	3,255	217,491
Sales/principal repayments/paydowns	(10,758)	(6,983)	(110)	(2,500)	(3,527)	-	(23,878)
Transfers in	7,757		-	-	-	-	7,757
Transfers out	(2,679)		-	-	-	-	(2,679)
Balance as of March 31, 2026	$157,214	$489,262	$2,412	$7,716	$12,477	$13,973	$683,054
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2026	(635)	(4,400)	(95)	(109)	(244)	(71)	(5,554)

During the three months ended March 31, 2026, the Company recorded $7,757 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data and $2,679 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for three months ended March 31, 2025 based off of the fair value hierarchy as of March 31, 2025 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First Lien - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity	Total
Balance as of December 31, 2024	$31,659	$134,095	$-	$-	$3,176	$4,260	$173,190
Amortized discounts/premiums	53	120	(26)	-	2	-	149
Paid in-kind interest	-	301	-	-	104	-	405
Net realized gain (loss)	13	2	-	-	-	-	15
Net change in unrealized appreciation (depreciation)	102	148	1	-	1	421	673
Purchases	13,251	38,776	2,617	-	-	1,185	55,829
Sales/principal repayments/paydowns	(950)	(1,032)	-	-	-	-	(1,982)
Transfers in	2,969	-	-	-	-	-	2,969
Transfers out	(752)	-	-	-	-	-	(752)
Balance as of March 31, 2025	$46,345	$172,410	$2,592	$-	$3,283	$5,866	$230,496
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2025	118	148	1	-	1	421	689

During the three months ended March 31, 2025, the Company recorded $2,969 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data and $752 in transfers out from Level 3 to Level 2 due to an increase in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of March 31, 2026 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$61,842	Discounted Cash Flows	Discount Rate	6.3%	-	9.7%	(8.5%)
	88,738	Transaction Precedent	Transaction Price			N/A
	6,634	Broker Quoted	Broker Quote			N/A
	$157,214

Unitranche First Lien	$382,901	Discounted Cash Flows	Discount Rate	7.6%	-	10.5%	(8.9%)
	5,952	Enterprise Value	Comparable EBITDA Multiple	11.0x	-	11.0x	(11.0x)
	100,409	Transaction Precedent	Transaction Price			N/A
	$489,262

Unitranche First Lien - Last Out	$2,412	Discounted Cash Flows	Discount Rate	7.6%	-	15.4%	(14.9%)
	$2,412

Senior Secured Second Lien	$7,716	Discounted Cash Flows	Discount Rate	9.4%	-	9.4%	(9.4%)
	$7,716

Unsecured Debt	$12,477	Transaction Precedent	Transaction Price			N/A
	$12,477

Equity	$12,340	Enterprise Value	Comparable EBITDA Multiple	7.8x	-	25.5x	(18.0x)
	1,633	Transaction Precedent	Transaction Price			N/A
	$13,973

Total	$683,054

Security Type	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$59,591	Discounted Cash Flows	Discount Rate	5.5%	-	9.4%	(8.4%)
	2,230	Transaction Precedent	Transaction Price			N/A
	17,547	Broker Quoted	Broker Quote			N/A
	$79,368

Unitranche First Lien	$296,442	Discounted Cash Flows	Discount Rate	7.6%	-	14.8%	(9.1%)
	85,091	Transaction Precedent	Transaction Price			N/A
	1,813	Broker Quoted	Broker Quote			N/A
	$383,346

Unitranche First Lien - Last Out	$2,613	Discounted Cash Flows	Discount Rate	7.6%	-	12.9%	(12.6%)
	$2,613

Senior Secured Second Lien	$10,300	Discounted Cash Flows	Discount Rate	9.4%	-	9.4%	(9.4%)
	$10,300

Unsecured Debt	$3,633	Discounted Cash Flows	Discount Rate			13.6%
	$3,633

Equity	$10,791	Enterprise Value	Comparable EBITDA Multiple	7.8x	-	26.6x	(16.3x)
	$10,791

Total	$490,051

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

Note 6. Debt

Debt consisted of the following:

	As of March 31, 2026				As of December 31, 2025
(in $ thousands)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)
JPM Funding Facility III	$650,000	$464,489	$185,511	$464,489	$575,000	$419,972	$155,028	$419,972
Total Debt	$650,000	$464,489	$185,511	$464,489	$575,000	$419,972	$155,028	$419,972
(1)
The amount available is subject to any limitations related to the credit facility borrowing base.
(2)
The amount presented excludes netting of deferred financing costs.

(3)
As of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2026 and 2025 was 5.63% and 6.84%, respectively. The weighted average borrowings outstanding for the three months ended March 31, 2026 and 2025 were $448,230 and $124,108, respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of March 31, 2026 and December 31, 2025, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with the terms and covenants of its debt arrangements.

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

The obligations of the Borrower I under the JPM Funding Facility were secured by substantially all assets held by the Borrower I, which were not available to the Company’s creditors. The interest rate charged on the JPM Funding Facility was based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.25% prior to May 29, 2025 and 2.13% from May 29, 2025 through October 17, 2025. In addition, the Borrower I paid, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance.

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

Costs incurred in connection with obtaining the JPM Funding Facility III were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility III on a straight-line basis which approximates the effective interest method. As of March 31, 2026 and December 31, 2025, deferred financing costs related to the JPM Funding Facility III were $6,520 and $6,873, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the Company’s credit facilities were as follows:

	For the three months ended	For the three months ended
(in $ thousands)	March 31, 2026	March 31, 2025
Borrowing interest expense	$5,676	$1,979
Unused facility fees	279	52
Amortization of financing costs	353	90
Total interest and other debt financing costs	$6,308	$2,121
Weighted average outstanding balance	$448,230	$124,108

Note 7. Derivatives

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, are included under restricted cash and cash equivalents on the Consolidated Statements of Assets and Liabilities. There has been no cash collateral received or paid from the counterparty. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties. All of the forward contracts qualify as Level 2 financial instruments.

During the three months ended March 31, 2026, the Company’s average USD notional exposure, calculated daily on a weighted average basis on the duration of each forward contract, of foreign currency forward contracts was $4,738. During the three months ended March 31, 2025, the Company did not hold any derivatives.

The following table sets forth the Company’s net exposure to foreign currency forward contract that is subject to ISDA Master Agreements or similar agreements (in thousands). As of December 31, 2025, the Company did not hold any derivatives.

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
March 31, 2026	NatWest Markets Plc	$239	$—	$239	$—	$239

(1) Amount excludes excess cash collateral paid.

(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended
	March 31, 2026	March 31, 2025
Net realized gain (loss) on foreign currency forward contract	$-	$-
Net change in unrealized appreciation (depreciation) on foreign currency forward contract	239	-
Total net realized and unrealized gains (losses) on foreign currency forward contract	$239	$-

Note 8. Commitments and Contingencies

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of March 31, 2026		As of December 31, 2025
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Accurate Finance Sub, LLC (6)	Delayed Draw Term Loan	9/2/2027	300	9/2/2027	300
Accurate Finance Sub, LLC (6)	Revolver	9/2/2032	150	9/2/2032	150
Americana Partners LLC (6)	Delayed Draw Term Loan	5/2/2027	1,925	5/2/2027	1,925
Americana Partners LLC (6)	Revolver	5/2/2031	425	5/2/2031	425
Ancora Bidco PTY LTD (10)	Delayed Draw Term Loan	5/6/2027	444	5/6/2027	723
Angels of Care	Delayed Draw Term Loan	n/a	-	2/9/2026	576
Angels of Care (6)	Delayed Draw Term Loan	3/25/2028	1,050	n/a	-
Angels of Care (6)	Revolver	2/11/2030	400	2/11/2030	400
Arrow Management Acquisition, LLC (8)	Delayed Draw Term Loan	7/25/2027	6,253	7/25/2027	6,871
Arrow Management Acquisition, LLC (6)	Revolver	7/25/2032	1,512	7/25/2032	1,512
Aryeh Bidco Investment Ltd. (6)	Delayed Draw Term Loan	1/14/2028	4,003	n/a	-
Aryeh Bidco Investment Ltd. (6)	Revolver	1/14/2033	3,335	n/a	-
Avalign Technologies, Inc. (6)	Revolver	12/20/2028	294	12/20/2028	461
Avidity Acquisition B.V. (8)	Delayed Draw Term Loan	3/4/2029	29	3/4/2029	29
Beyond Risk Management, Inc. (6)	Delayed Draw Term Loan	3/9/2028	900	n/a	-
Beyond Risk Management, Inc. (6)	Revolver	3/13/2033	400	n/a	-
Bonterra LLC (5)	Revolver	3/5/2032	983	3/5/2032	1,145
Bonterra LLC (8)	Delayed Draw Term Loan	10/8/2027	2,609	10/8/2027	3,940
Bristol Hospice (6)	Revolver	8/26/2032	2,313	8/26/2032	2,313
BV MRP Buyer, LLC (8)	Delayed Draw Term Loan	1/21/2028	6,074	n/a	-
BV MRP Buyer, LLC (6)	Revolver	1/21/2032	1,825	n/a	-
BVI Medical Inc. (8)	Delayed Draw Term Loan	9/7/2027	86	9/7/2027	227
BVI Medical Inc. (6)	Revolver	3/7/2032	657	3/7/2032	657
C-4 Analytics (6)	Revolver	5/14/2030	525	5/14/2030	525
C-4 Analytics (8)	Delayed Draw Term Loan	5/14/2026	1,850	5/14/2026	1,850
CallRevu, LLC (6)	Revolver	10/10/2032	25	10/10/2032	25
Career Certified LLC (6)	Revolver	2/19/2031	100	2/19/2031	100
Career Certified LLC (8)	Delayed Draw Term Loan	2/19/2027	51	2/19/2027	51
Cary Street Partners (6)	Revolver	5/30/2031	350	5/30/2031	350
Cary Street Partners (8)	Delayed Draw Term Loan	5/30/2027	2,540	5/30/2027	2,672
CCI Buyer, Inc (6)	Revolver	5/13/2032	1,653	5/13/2032	1,653
Chicago US Midco III LP	Delayed Draw Term Loan	n/a	-	10/29/2032	362
CLI Bidco B.V. (9)	Delayed Draw Term Loan	2/3/2033	160	n/a	-
CMG Holdco (6)	Revolver	10/31/2028	296	10/31/2028	526
CMG Holdco (6)	Revolver	11/19/2030	702	11/19/2030	702

CMG Holdco (8)	Delayed Draw Term Loan	10/31/2028	369	10/31/2028	395
CMG Holdco (8)	Delayed Draw Term Loan	10/31/2028	617	10/31/2028	617
CMG Holdco (8)	Delayed Draw Term Loan	7/17/2027	4,430	7/17/2027	4,430
Concord III, LLC (6)	Revolver	12/20/2028	81	12/20/2028	81
Conservice Midco LLC (6)	Revolver	2/10/2033	4,204	n/a	-
Constellation Wealth Capital Fund II (3)	Partnership Interests		9,375	n/a	-
CRS TH Holdings, Corp. (6)	Revolver	12/31/2032	300	12/31/2032	300
CRS TH Holdings, Corp. (6)	Delayed Draw Term Loan	12/31/2027	450	12/31/2027	450
Dawson Logan 2025-L5 LP (3)	Delayed Draw Commitment	10/9/2040	4,082	n/a	-
DecisionHR Holdings, Inc (6)	Delayed Draw Term Loan	12/8/2027	200	12/8/2027	200
DecisionHR Holdings, Inc (6)	Revolver	12/8/2031	100	12/8/2031	100
Dispatch Acquisition Holdings, LLC (6)	Delayed Draw Term Loan	6/8/2026	1,192	n/a	-
Dispatch Acquisition Holdings, LLC (6)	Revolver	11/19/2032	2,462	11/19/2032	2,942
Duraserv LLC (8)	Delayed Draw Term Loan	6/10/2026	735	6/10/2026	735
Duraserv LLC (6)	Revolver	6/10/2030	571	6/10/2030	774
Duraserv LLC (8)	Delayed Draw Term Loan	11/12/2027	3,571	11/12/2027	3,571
Essential Services Holding Corporation (6)	Revolver	6/17/2030	279	6/17/2030	279
Essential Services Holding Corporation (8)	Delayed Draw Term Loan	6/17/2026	744	6/17/2026	744
Evergreen IX Borrower 2023, LLC (5)	Revolver	9/29/2029	500	9/29/2029	500
Galway Borrower, LLC	Revolver	n/a	-	9/30/2028	598
Galway Borrower, LLC	Delayed Draw Term Loan	n/a	-	2/7/2026	4,368
GB Eagle Buyer, Inc. (6)	Revolver	12/1/2030	162	12/1/2030	513
GB Eagle Buyer, Inc. (6)	Revolver	12/1/2030	2,776	12/1/2030	4,141
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	11/14/2027	-	11/14/2027	10,404
Granicus, Inc. (5)	Revolver	1/17/2031	548	1/17/2031	548
Granicus, Inc. (8)	Delayed Draw Term Loan	8/2/2026	66	8/2/2026	66
Halo Buyer Inc (6)	Revolver	8/7/2029	361	8/7/2029	335
Hamsard 3778 Limited (11)	Delayed Draw Term Loan	10/28/2031	579	10/28/2031	590
Hanger, Inc. (12)	Delayed Draw Term Loan	10/23/2031	73	10/23/2031	93
Headlands Buyer, Inc. (6)	Delayed Draw Term Loan	9/29/2027	2,747	9/29/2027	2,747
Headlands Buyer, Inc. (5)	Revolver	9/29/2032	1,283	9/29/2032	1,283
HES Facilities (4)	Delayed Draw Term Loan	3/2/2028	3,527	n/a	-
HES Facilities (6)	Revolver	3/2/2033	2,351	n/a	-
HPOne (3)	Delayed Draw Term Loan	8/18/2027	1,200	8/18/2027	1,200
HPOne (6)	Revolver	8/18/2031	3,000	8/18/2031	3,000

Husky Holding LLC	Delayed Draw Term Loan	n/a	-	2/15/2029	59
Iris Buyer, LLC (6)	Revolver	10/2/2029	505	10/2/2029	505
Iris Buyer, LLC (8)	Delayed Draw Term Loan	10/2/2030	234	10/2/2030	235
IVX Health Holdings, Inc. (6)	Revolver	6/7/2030	2,559	n/a	-
IVX Health Holdings, Inc. (6)	Revolver	6/7/2030	1,408	6/7/2030	1,408
Just Right HVAC, LLC (6)	Revolver	2/13/2029	40	n/a	-
Just Right HVAC, LLC (8)	Delayed Draw Term Loan	2/13/2029	95	n/a	-
King Risk Partners LLC (7)	Delayed Draw Term Loan	1/30/2028	3,250	n/a	-
King Risk Partners LLC (6)	Revolver	4/23/2031	450	4/23/2031	450
King Risk Partners LLC (7)	Delayed Draw Term Loan	4/23/2027	829	4/23/2027	1,031
Klick Inc. (8)	Delayed Draw Term Loan	11/5/2027	3,516	11/5/2027	3,516
Klick Inc. (6)	Revolver	11/5/2032	3,516	11/5/2032	3,516
KWOL Acquisition, Inc. (6)	Revolver	12/12/2029	229	n/a	-
Landscape Workshop LLC (6)	Revolver	5/16/2031	3,405	5/16/2031	2,841
Landscape Workshop LLC (8)	Delayed Draw Term Loan	5/16/2027	2,236	5/16/2027	3,826
Landscape Workshop LLC (8)	Delayed Draw Term Loan	3/12/2028	7,297	n/a	-
Lawn Star Buyer, LLC (5)	Revolver	6/2/2031	700	6/2/2031	700
Lightspeed Buyer, Inc. (6)	Revolver	2/6/2032	2,492	n/a	-
Lightspeed Buyer, Inc. (6)	Delayed Draw Term Loan	2/6/2032	7,477	n/a	-
LTC Ally Inc (6)	Revolver	4/30/2031	200	4/30/2031	200
Marlabs (6)	Revolver	8/5/2030	283	8/5/2030	283
Marlabs (8)	Delayed Draw Term Loan	2/5/2028	1,350	2/5/2028	1,350
MB2 Dental (6)	Revolver	2/13/2031	369	2/13/2031	315
MB2 Dental (8)	Delayed Draw Term Loan	3/11/2027	773	n/a	-
Medical Review Institute of America (6)	Revolver	7/1/2030	640	7/1/2030	736
Medicus IT (6)	Revolver	7/9/2030	963	7/9/2030	1,018
Medicus IT (6)	Revolver	6/30/2032	772	6/30/2032	816
Medicus IT (8)	Delayed Draw Term Loan	6/30/2027	262	6/30/2027	262
Medicus IT (8)	Delayed Draw Term Loan	7/9/2026	2,800	7/9/2026	2,800
National Mentor Holdings, Inc.	Delayed Draw Term Loan	12/5/2030	-	12/5/2030	369
Net Health Acquisition Corp. (6)	Revolver	7/5/2031	1,136	7/5/2031	1,136
Olyos (9)	Delayed Draw Term Loan	6/26/2028	433	6/26/2028	3,424
Online Labels Group, LLC (6)	Revolver	12/19/2029	200	12/19/2029	200
Online Labels Group, LLC (8)	Delayed Draw Term Loan	12/16/2027	88	12/19/2025	88
Online Labels Group, LLC (8)	Delayed Draw Term Loan	12/16/2027	175	12/19/2025	175
Parts Town (8)	Delayed Draw Term Loan	4/16/2026	318	4/16/2026	318
Pegasus Steel (8)	Delayed Draw Term Loan	7/26/2026	142	1/19/2026	197

Pegasus Steel (8)	Delayed Draw Term Loan	7/26/2026	343	1/19/2026	343
Pegasus Steel (8)	Delayed Draw Term Loan	7/26/2026	387	1/19/2026	431
PI Buyer LLC (8)	Delayed Draw Term Loan	8/29/2032	210	8/29/2032	300
PI Buyer LLC (6)	Revolver	8/29/2032	100	8/29/2032	100
Pipe Bidco GmbH (6)	Delayed Draw Term Loan	1/13/2033	7,675	n/a	-
Pitch MidCo B.V. (10)	Delayed Draw Term Loan	4/26/2028	1,152	4/26/2028	1,174
Premier Care Dental Management, LLC (7)	Delayed Draw Term Loan	7/16/2027	2,973	7/16/2027	5,738
Rightworks LLC (6)	Revolver	5/21/2029	285	5/21/2029	285
RN Enterprises, LLC (6)	Revolver	10/17/2031	815	10/17/2031	932
RN Enterprises, LLC (8)	Delayed Draw Term Loan	10/17/2026	1,239	10/17/2026	1,572
RWA Wealth Partners, LLC. (6)	Revolver	11/15/2030	389	11/15/2030	400
RWA Wealth Partners, LLC. (8)	Delayed Draw Term Loan	11/15/2026	1,068	11/15/2026	1,068
Saarni	Delayed Draw Term Loan	n/a	-	3/19/2032	5
Security Risk Advisors Intl, LLC (8)	Delayed Draw Term Loan	9/30/2031	650	9/30/2031	650
Security Risk Advisors Intl, LLC (6)	Revolver	9/30/2031	433	9/30/2031	433
SIG Parent Holdings, LLC (7)	Delayed Draw Term Loan	2/25/2028	16,499	n/a	-
SIG Parent Holdings, LLC (5)	Revolver	8/21/2031	809	n/a	-
Solvias AG LP (6)	Revolver	2/27/2032	1,564	2/27/2032	1,586
The Hilb Group, LLC (8)	Delayed Draw Term Loan	10/31/2026	824	10/31/2026	947
The Hilb Group, LLC (6)	Revolver	10/31/2031	504	10/31/2031	580
Trace3 (Escape Velocity Holdings) (6)	Delayed Draw Term Loan	10/29/2032	168	10/29/2032	178
Tree Guardians Holdings LLC (8)	Delayed Draw Term Loan	1/26/2028	1,950	n/a	-
Tree Guardians Holdings LLC (6)	Revolver	1/26/2032	200	n/a	-
Trintech, Inc. (6)	Revolver	1/29/2028	968	n/a	-
Trintech, Inc. (7)	Delayed Draw Term Loan	1/29/2033	1,290	n/a	-
Tropolis Holdings LLC (6)	Revolver	2/28/2031	100	2/28/2031	100
Tropolis Holdings LLC (8)	Delayed Draw Term Loan	10/4/2027	603	10/4/2027	721
UHY Advisors , Inc. (6)	Revolver	11/21/2031	220	11/21/2031	320
UHY Advisors , Inc. (8)	Delayed Draw Term Loan	11/21/2026	1,499	11/21/2026	1,563
Unosquare, LLC (6)	Revolver	6/2/2031	550	6/2/2031	550
Unosquare, LLC (8)	Delayed Draw Term Loan	6/2/2027	1,400	6/2/2027	1,400
USALCO	Delayed Draw Term Loan	9/30/2031	-	9/30/2031	177
Van Der Steen (8)	Delayed Draw Term Loan	5/7/2028	1,361	n/a	-
Vrs Buyer Inc	Delayed Draw Term Loan	n/a	-	10/11/2032	62
WCT Group Holdings, LLC (6)	Revolver	12/12/2029	457	12/12/2029	457

WCT Group Holdings, LLC	Delayed Draw Term Loan	8/25/2027	-	8/25/2027	43
WCT Group Holdings, LLC (6)	Revolver	12/12/2029	229	12/12/2029	229

Total			$197,210		$130,592

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of March 31, 2026 and December 31, 2025.
(3)
Investment pays no fee on the unfunded portion of the revolving credit facility or delayed draw term loan facility or partnership interests.
(4)
Investment pays 0.25% fee on the unfunded portion of the revolving credit facility or delayed draw term loan facility.
(5)
Investment pays 0.38% fee on the unfunded portion of the revolving credit facility or delayed draw term loan facility.
(6)
Investment pays 0.50% fee on the unfunded portion of the revolving credit facility or delayed draw term loan facility.
(7)
Investment pays 0.75% fee on the unfunded portion of the revolving credit facility or delayed draw term loan facility.
(8)
Investment pays 1.00% fee on the unfunded portion of the revolving credit facility or delayed draw term loan facility.
(9)
Investment pays 1.25% fee on the unfunded portion of the revolving credit facility or delayed draw term loan facility.
(10)
Investment pays 1.50% fee on the unfunded portion of the revolving credit facility or delayed draw term loan facility.
(11)
Investment pays 1.65% fee on the unfunded portion of the revolving credit facility or delayed draw term loan facility.
(12)
Investment pays 3.50% fee on the unfunded portion of the revolving credit facility or delayed draw term loan facility.

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

Note 9. Net Assets

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

As of March 31, 2026, pursuant to subscription agreements entered into with the Private Placement Investors and shares issued through its public offering that commenced on August 1, 2024, the Company had issued approximately 19,157,872 of its Class I shares, approximately 7,027 of its Class S shares and approximately 929 of its Class D shares and raised gross proceeds of approximately $508,551, $189 and $25, respectively.

The following table summarizes transactions in common shares during the periods noted.

	For the three months ended March 31, 2026		For the three months ended March 31, 2025
(in $ thousands except share amounts)	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	1,972,366	$53,217	314,116	$8,500
Share transfers between classes	-	-	-	-
Distributions reinvested	458	12	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	1,972,824	$53,229	314,116	$8,500
CLASS S
Subscriptions	4,624	$124	-	$-
Share transfers between classes	-	-	-	-
Distributions reinvested	45	1	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	4,669	$125	$-	$8,500
CLASS D
Subscriptions	929	$25	-	$-
Share transfers between classes	-	-	-	-
Distributions reinvested	-	-	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	929	$25	-	$-

Net Asset Value per Share and Offering Price

The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares of beneficial interest for the period from January 1, 2025 through March 31, 2026.

Date	Class I	Class S	Class D
January 31, 2025	27.03	-	-
February 28, 2025	26.99	-	-
March 31, 2025	26.88	-	-
April 30, 2025	26.76	26.76	-
May 31, 2025	26.92	26.92	-
June 30, 2025	27.14	27.14	-
July 31, 2025	27.11	27.11	-
August 31, 2025	27.20	27.20	-
September 30, 2025	27.02	27.02	-
October 31, 2025	26.89	26.89	-
November 30, 2025	26.89	26.89	-
December 31, 2025	27.06	27.06	-
January 31, 2026	26.90	26.90	26.90
February 28, 2026	26.58	26.58	26.58
March 31, 2026	26.27	26.27	26.27

Distributions

The Company declared monthly regular and special distributions for its Class I shares, Class S shares and Class D shares. The following table presents the monthly regular and special distributions that were declared and payable during the three months ended March 31, 2026.

(in $ thousands, except per share amounts)			Class I Distributions			Class S Distributions			Class D Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount		Per Share	Amount
January 31, 2026	January 30, 2026	February 27, 2026	$0.160	$3,010		$0.140	$0		$-	$-
January 31, 2026	January 30, 2026	February 27, 2026	0.040	752	(1)	0.040	0	(1)	-	-
February 28, 2026	February 25, 2026	March 30, 2026	0.165	3,110		0.150	1		0.160	0
March 31, 2026	March 27, 2026	April 30, 2026	0.165	3,161		0.150	1		0.160	0
March 31, 2026	March 27, 2026	April 30, 2026	0.070	1,341	(1)	0.070	0	(1)	0.070	0	(1)
			$0.600	$11,374	(2)	$0.550	$3	(2)	$0.390	$0	(2)

(1) Represents a special distribution

(2) Totals may not add up due to rounding

The following table presents the monthly regular and special distributions that were declared and payable during the three months ended March 31, 2025.

(in $ thousands, except per share amounts)			Class I Distributions			Class S Distributions		Class D Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount	Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1,119		$-	$-	$-	$-
January 31, 2025	January 29, 2025	February 27, 2025	0.06	419	(1)	-	-	-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1,119		-	-	-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.06	419	(1)	-	-	-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1,120		-	-	-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.06	419	(1)	-	-	-	-
			$0.66	$4,615		$-	$-	$-	$-

(1) Represents a special distribution

See Note 12 “Subsequent Events” for subsequent events relating to regular and special distributions declared by the Company.

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

In accordance with the Company’s share repurchase program, the Company made one share repurchase offer in the first quarter of both 2026 and 2025. There were no share repurchases actually completed for the three months ended March 31, 2026 and 2025.

Note 10. Financial Highlights

Below is the schedule of the Company’s financial highlights for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	For the three months ended March 31, 2026				For the three months ended March 31, 2025
	Class I	Class S		Class D	Class I	Class S	Class D
Per Share Data:
Net asset value, beginning of period	$27.06	$27.06		$-	$27.06	$-	$-
Capital contribution	-	-		26.90	-	-	-
Net investment income (1)	0.57	0.51		0.37	0.69	-	-
Net realized and unrealized gains (losses) on investments (1)(2)	(0.76)	(0.75)		(0.61)	(0.21)	-	-
Net increase (decrease) in net assets resulting from operations	(0.19)	(0.24)		(0.24)	0.48	-	-
Distributions declared from net investment income (2)	(0.60)	(0.55)		(0.39)	(0.66)	-	-
Total increase (decrease) in net assets	(0.79)	(0.79)		26.27	(0.18)	-	-
Net asset value, end of period	$26.27	$26.27		$26.27	$26.88	$-	$-
Shares outstanding, end of period	19,157,872	7,027		929	6,991,873	-	-
Weighted average shares outstanding	18,919,576	5,073		599	6,991,873	-	-
Total return based on net asset value (3)	-0.70%	-0.90%		-0.88%	1.77%	-	-
Ratio/Supplemental Data:
Net assets, end of period	$503,265	$185		$24	$187,945	$-	$-
Ratio of total expenses (excluding expense support) to average net assets (4)(5)(6)	7.52%	8.60%	(6)	7.97%	10.21%	-	-
Ratio of net expenses (excluding expense support and without incentive fees and interest and other debt expenses) to average net assets (6)	2.48%	3.42%		2.79%	5.65%	-	-
Ratio of net investment income to average net assets (6)	8.58%	7.90%		8.48%	10.43%	-	-
Ratio of interest and credit facility expenses to average net assets (6)	5.04%	5.18%		5.19%	4.56%	-	-
Portfolio turnover (7)	24.50%	24.50%		24.50%	15.96%	-	-
Asset coverage ratio	209%	209%		209%	218%	-	-
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
(5)
The ratio of total expenses to average net assets in the table above includes the Adviser’s voluntary waivers of its right to receive the management, income and capital gains incentive fees. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets for Class I shares would have been 8.59% and 10.60%, respectively, for the three months ended March 31, 2026 and 2025. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets for Class S shares would have been 9.61% for the three months ended March 31, 2026. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets for Class D shares would have been 8.92% for the three months ended March 31, 2026.
(6)
Annualized.

(7) Not annualized.

Note 11. Income Taxes

For the three months ended March 31, 2026 and 2025, the Company recognized $27 and $81 of excise taxes related to its status as a RIC, respectively. As of March 31, 2026, and December 31, 2025, $54 and $222 of accrued excise taxes remained payable, respectively.

For the three months ended March 31, 2026 and 2025 the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of March 31, 2026 and December 31, 2025, no deferred tax assets or liabilities were recorded on the Consolidated Statements of Assets and Liabilities.

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

	As of March 31, 2026	As of December 31, 2025
Tax Cost	$911,487	$905,241
Gross Unrealized Appreciation	$10,111	$13,386
Gross Unrealized Depreciation	(9,970)	(4,469)
Net Unrealized Investment Appreciation (Depreciation)	$141	$8,917

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of March 31, 2026.

On April 1, 2026, the Company issued and sold approximately 1,311,191 Class I shares at an offering price of $26.27 per share, and received $34,445 as payment for such shares.

On April 28, 2026, the Company announced the declaration of the amounts per share set forth below for its Class I shares, Class S shares, and Class D shares. The distributions for Class I shares, Class S shares, and Class D shares were payable to stockholders of record as of the open of business on April 30, 2026 and will be paid on or about May 27, 2026. The distributions will be paid in cash or reinvested in the Class I shares, Class S shares or Class D shares, respectively, for stockholders participating in the Company’s distribution reinvestment plan.

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16500	$-	$0.16500
Class S Common Shares	0.16500	0.01861	0.14639
Class D Common Shares	0.16500	0.00547	0.15953

On April 29, 2026, the Company filed a registration statement on Form N-2 increasing the size of the Offering to up to $3.0 billion of its Shares.

On May 1, 2026, pursuant to the Offering, the Company received approximately $10,050 in subscriptions from third party unaffiliated investors. The purchase price per Class I share, Class S share and Class D share will equal the Company’s net asset value per Class I share, Class S share and Class D share, respectively, as of the last calendar day of April 30, 2026 (the “April NAV”), which is generally expected to be available within 20 business days after May 1, 2026. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the April NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, May 1, 2026.

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

The Investment Adviser

Our investment activities are managed by the Adviser, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Crescent is wholly owned by Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”).

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

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of March 31, 2026		As of December 31, 2025
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$340.2	38.7%	$458.5	52.1%
Unitranche First Lien	489.3	55.8	383.3	43.6
Unitranche First Lien - Last Out	2.4	0.3	2.6	0.3
Senior Secured Second Lien	7.7	0.9	10.3	1.2
Unsecured Debt	12.5	1.4	3.6	0.4
Equity	14.0	1.6	10.8	1.2
LLC/LP Equity Interests	11.0	1.3	10.5	1.2
Total Investments	$877.1	100.0%	$879.6	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended	For the three months ended
	March 31, 2026	March 31, 2025
New investments at cost:
Senior Secured First Lien	$113.6	$29.9
Unitranche First Lien	98.9	38.8
Unitranche First Lien - Last Out	—	2.6
Senior Secured Second Lien	—	—
Unsecured Debt	12.7	—
Equity	3.3	1.2
LLC/LP Equity Interests	0.6
Total Investments	$229.1	$72.5
Proceeds from investments sold or repaid:
Senior Secured First Lien	$204.6	$45.4
Unitranche First Lien	7.0	1.0
Unitranche First Lien - Last Out	0.1	—
Senior Secured Second Lien	2.5	—
Unsecured Debt	3.5	—
Equity	—	—
LLC/LP Equity Interests	—	—
Total Proceeds	$217.7	$46.4
Net increase (decrease) in portfolio	$11.4	$26.1

The following table presents certain selected information regarding our investment portfolio:

	As of March 31, 2026	As of December 31, 2025
Weighted average yield on income producing securities (at cost) (1)	8.4%	8.3%
Percentage of debt bearing a floating rate (at fair value)	99.9%	99.6%
Percentage of debt bearing a fixed rate (at fair value)	0.1%	0.4%
Number of portfolio companies	200	246

(1) Includes performing debt and other income producing investments (excluding investments on non-accrual).

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of March 31, 2026				As of December 31, 2025
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$845.7	99.1%	$845.9	99.3%	$852.6	100.0%	$858.3	100.0%
Non-Accrual	7.8	0.9%	6.0	0.7%	-	0.0%	-	0.0%
Total	$853.5	100.0%	$851.9	100.0%	$852.6	100.0%	$858.3	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026, we had investments in one portfolio company on non-accrual status, which represented 0.9% and 0.7% of the total debt investments at cost and fair value, respectively. As of December 31, 2025, we had no investments on non-accrual status.

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

($ in millions)	As of March 31, 2026		As of December 31, 2025
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$44.1	5.0%	$20.0	2.3%
2	824.7	94.0	852.5	96.9
3	2.3	0.3	7.1	0.8
4	6.0	0.7	-	-
5	-	-	-	-
Total	$877.1	100.0%	$879.6	100.0%

RESULTS OF OPERATIONS

Summarized statement of operations

($ in millions)	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Total investment income	$20.2	$7.6
Total net expenses, including taxes	9.4	2.8
Net investment income	$10.8	$4.8
Net realized gain (loss) on investments	(7.7)	(0.2)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	(6.7)	(1.3)
Net realized and unrealized gains (losses)	$(14.4)	$(1.5)
Net increase (decrease) in net assets resulting from operations	$(3.6)	$3.3

Investment income

(in $ millions)	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Interest from investments	$19.3	$7.0
Paid-in-kind interest	0.2	0.4
Dividend income	0.6	-
Other income	0.1	0.2
Total investment income	$20.2	$7.6

For the three months ended March 31, 2026 and 2025, total investment income, which includes interest income and accretion of OID, was $20.2 million and $7.6 million, respectively. The increase was primarily a result of an increase in the average size of our investment portfolio. We expect total investment income to continue to increase with the growing portfolio.

Net expenses

(in $ millions)	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Interest and other debt financing costs	$6.3	$2.1
Offering costs	0.2	1.0
Management fees	1.6	0.6
Income based incentive fees	1.3	0.4
Capital gains based incentive fees	(0.5)	(0.2)
Professional fees	0.5	0.2
Directors’ fees	0.1	0.1
Administrative services expenses	0.4	0.3
Other general and administrative expenses	0.3	0.3
Total expenses	$10.2	$4.8
Management fees waiver	(0.0)	(0.0)
Income based incentive fees waiver	(1.3)	(0.4)
Capital gains based incentive fees waiver	0.5	0.2
Expense support reimbursement	-	(1.9)
Net expenses	$9.4	$2.7
Provision for excise taxes	0.0	0.1
Total	$9.4	$2.8

For the three months ended March 31, 2026 and 2025, total net expenses, including the impact of the fee waivers, were $9.4 million and $2.8 million, respectively. The increase was primarily as a result of an increase in the average size of our investment portfolio. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Net investment income

For the three months ended March 31, 2026 and 2025, net investment income was $10.8 million and $4.8 million, respectively. Net investment income can vary substantially from period to period due to various factors including net deployment, credit facilities usage and market base rates. The increase was primarily a result of an increase in the average size of our investment portfolio.

Net realized and unrealized gains (losses) on investments

For the three months ended March 31, 2026 and 2025, we recorded net realized and unrealized appreciation (depreciation) on investments of $(14.4) million and $(1.5) million, respectively. The change in net unrealized gains on investments is primarily driven by the performance of our investment portfolio.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate,currency, credit or other risks. Generally, we do not intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations.These hedging activities, which are in compliance with applicable legal and regulatory requirements, may include the use of various instruments, including futures, options and forward contracts. We bear the costs incurred in connection with entering into,administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

During the three months ended March 31, 2026 and 2025, our average USD notional exposure, calculated daily on a weighted average basis on the duration of each forward contract, of foreign currency forward contracts were $4.7 million and $0, respectively.

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

As of March 31, 2026, we had $89.4 million in cash and cash equivalents and $185.5 million of undrawn capacity on our credit facilities (as defined below) subject to borrowing base and other limitations. As of March 31, 2026, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on current cash, availability under our credit facility, short-term investments and ongoing principal repayments on debt investment assets.

As of March 31, 2026, we were in compliance with our asset coverage requirements under the Investment Company Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of March 31, 2026. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our NAV as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

	As of March 31, 2026				As of December 31, 2025
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)
JPM Funding Facility III	$650.0	$464.5	$185.5	$464.5	$575.0	$420.0	$155.0	$420.0
Total Debt	$650.0	$464.5	$185.5	$464.5	$575.0	$420.0	$155.0	$420.0

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

(3) As of March 31, 2026 and December 31, 2025, the carrying amount of the outstanding debt approximated fair value, unless otherwise noted.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2026 and 2025 was 5.63% and 6.84%, respectively. The weighted average borrowings outstanding for the three months ended March 31, 2026 and 2025 were $448.2 million and $124.1 million, respectively.

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

The obligations of the Borrower under the JPM Funding Facility were secured by substantially all assets held by the Borrower, which were not available to our creditors. The interest rate charged on the JPM Funding Facility was based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 2.25% prior to May 29, 2025 and 2.13% from May 29, 2025 through October 17, 2025. In addition, the Borrower paid, among other fees, an administrative agency fee on the facility commitment and a commitment fee on the undrawn balance. The JPM Funding Facility included customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

JPM Funding Facility III

On October 17, 2025, we entered into a Loan and Security Agreement (the “JPM Funding Facility III” and together with the JPM Funding Facility and the JPM Funding Facility II, the “credit facilities”), as servicer, with the Borrowers, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of $575.0 million with a reinvestment period ending October 17, 2028 and a final maturity date of October 17, 2030. On January 17, 2026, as part of a scheduled commitment increase, the JPM Funding Facility III commitment size increased from $575.0 to $650.0 million. The JPM Funding Facility III also provides for a feature that allows the overall size of the JPM Funding Facility III to be increased to a maximum of $875.0 million. In addition, on October 17, 2025, we, as seller, and the Borrower I, as purchaser, entered into a Sale and Contribution Agreement and we, as seller, and the Borrower II, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which we will sell or contribute to the Borrower I and the Borrower II, as applicable, certain originated or acquired loans and other corporate debt securities and related assets (collectively, the “Loans”) from time to time.

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

The summary of costs incurred in connection with our credit facilities is presented below:

	For the three months ended	For the three months ended
(in $ millions)	March 31, 2026	March 31, 2025
Borrowing interest expense	$5.7	$1.9
Unused facility fees	0.3	0.1
Amortization of financing costs	0.3	0.1
Total interest and other debt financing costs	$6.3	$2.1
Weighted average outstanding balance	$448.2	$124.1

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

As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 209% and 221%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6 “Debt” to our consolidated financial statements for more detail on the credit facilities.

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

The Private Placement Investors’ subscriptions were initially drawn down at a price of $25.00 per share, and subsequent subscriptions were priced at our current NAV at the time of contribution. Since our commencement of operations through March 31, 2026, we received $168.0 million of committed capital from the Private Placements, and in exchange therefore, we issued approximately 6,543,033 Class I shares to four stockholders, including the investment from our sole initial stockholder.

On August 1, 2024, we held the first closing in our public offering on a continuous basis of up to $2.5 billion in Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to our Registration Statement on Form N-2 (File No. 333-268622) that was declared effective by the SEC on September 29, 2023 (the “Offering”). As of March 31, 2026, pursuant to the Private Placements and our Offering that commenced on August 1, 2024, we have issued approximately 19,165,828 Class I, Class S and Class D shares and raised gross proceeds of approximately $508.8 million since inception through March 31, 2026. See “Recent Developments” for details on a subsequent issuance of shares.

The following table summarizes transactions in common shares for periods listed.

	For the three months ended March 31, 2026		For the three months ended March 31, 2025

(in $ millions except share amounts)	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	1,972,366	$53.2	314,116	$9.0
Share transfers between classes	-	-	-	-
Distributions reinvested	458	0.0	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	1,972,824	$53.2	314,116	$9.0
CLASS S
Subscriptions	4,624	$0.1	-	$-
Share transfers between classes	-	-	-	-
Distributions reinvested	45	0.0	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	4,669	$0.1	-	$9.0
CLASS D
Subscriptions	929	$0.0	-	$-
Share transfers between classes	-	-	-	-
Distributions reinvested	-	-	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	929	$0.0	-	$-

The following table lists the Common Shares issued and total consideration for both the Offering and the Private Placements as of March 31, 2026. The table below does not include Common Shares issued through our distribution reinvestment plan. We intend to continue selling Common Shares in the Offering on a monthly basis.

(dollar amounts in millions)	Common Shares issued	Total consideration
Registered Offering:
Class I	12,613,940	$340.5
Class S	6,858	0.2
Class D	929	—
Private Placements:
Class I	6,543,033	$168.0
Class S	—	—
Class D	—	—
Total:	19,164,760	$508.7

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

We declared monthly regular and special distributions for our Class I shares, Class S shares and Class D shares. The following table presents the monthly regular and special distributions that were declared and payable for the three months ended March 31, 2026.

(in $ millions, except per share amounts)			Class I Distributions			Class S Distributions			Class D Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount		Per Share	Amount
January 31, 2026	January 30, 2026	February 27, 2026	$0.160	$3.0		$0.140	$0.0		$-	$-
January 31, 2026	January 30, 2026	February 27, 2026	0.040	0.8	(1)	0.040	0.0	(1)	-	-
February 28, 2026	February 25, 2026	March 30, 2026	0.165	3.1		0.150	0.0		0.160	0.0
March 31, 2026	March 27, 2026	April 30, 2026	0.165	3.2		0.150	0.0		0.160	0.0
March 31, 2026	March 27, 2026	April 30, 2026	0.070	1.3	(1)	0.070	0.0	(1)	0.070	0.0	(1)
			$0.600	$11.4	(2)	$0.550	$0.0	(2)	$0.390	$0.0	(2)
(1)
Represents a special distribution.
(2)
Totals may not add up due to rounding.

The following table presents the monthly regular and special distributions that were declared and payable for the three months ended March 31, 2025.

(in $ millions, except per share amounts)			Class I Distributions			Class S Distributions		Class D Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount	Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1.1		$-	$-	$-	$-
January 31, 2025	January 29, 2025	February 27, 2025	0.06	0.4	(1)	-	-	-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1.1		-	-	-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.06	0.4	(1)	-	-	-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1.1		-	-	-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.06	0.4	(1)	-	-	-	-
			$0.66	$4.6	(2)	$-	$-	$-	$-

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

In accordance with our share repurchase program, we made a share repurchase offer in the first quarter of both 2026 and 2025. There were no share repurchases completed for the three months ended March 31, 2026 or 2025.

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2026 and December 31, 2025 we had aggregate unfunded commitments totaling $187.8 million and $130.6 million, respectively. See Note 8 “Commitments and Contingencies” to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On April 1, 2026, we issued and sold approximately 1,311,191 Class I shares at an offering price of $26.27 per share, and received $34.4 million as payment for such shares.

On April 28, 2026, we announced the declaration of the amounts per share set forth below for our Class I shares, Class S shares, and Class D shares. The distributions for Class I shares, Class S shares, and Class D shares were payable to stockholders of record as of the open of business on April 30, 2026 and will be paid on or about May 27, 2026. The distributions will be paid in cash or reinvested in the Class I shares, Class S shares or Class D shares, as applicable, for stockholders participating in our distribution reinvestment plan.

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16500	$-	$0.16500
Class S Common Shares	0.16500	0.01861	0.14639
Class D Common Shares	0.16500	0.00547	0.15953

On April 29, 2026, the Company filed a registration statement on Form N-2 increasing the size of the Offering to up to $3.0 billion of its Shares.

On May 1, 2026, pursuant to the Offering, we received approximately $10.1 million in subscriptions from third party unaffiliated investors. The purchase price per Class I share, Class S share and Class D share will equal the Company’s net asset value per Class I share, Class S share and Class D share, respectively, as of the last calendar day of April 30, 2026 (the “April NAV”), which is generally expected to be available within 20 business days after May 1, 2026. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the April NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, May 1, 2026.

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

As of March 31, 2026, 99.9% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statements of Assets and Liabilities as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	$8.5	$4.6	$3.9
Up 75 basis points	6.4	3.5	2.9
Up 50 basis points	4.3	2.3	2.0
Up 25 basis points	2.1	1.2	0.9
Down 25 basis points	(2.1)	(1.2)	(0.9)
Down 50 basis points	(4.3)	(2.3)	(2.0)
Down 75 basis points	(6.4)	(3.5)	(2.9)
Down 100 basis points	(8.5)	(4.6)	(3.9)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed herein and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and “Risk Factors” of our registration statement on Form N-2 filed on April 29, 2026, which could materially affect our business, financial condition and/or operating results. These risks are not the only risk factors facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Item 8.01 in our Current Reports on Form 8-K filed with the SEC on January 30, 2026, February 25, 2026, March 27, 2026 and April 28, 2026 for information about unregistered sales of our equity securities during the quarter and subsequent to the quarter end.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1	Third Amended & Restated Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 814-01599), filed on August 2, 2024).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 814-01599), filed on August 2, 2024.
31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Eric Hall
Eric Hall
Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2026

By:	/s/ Kirill Bouek
Kirill Bouek
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: May 15, 2026