Form 10-Q
period 2026-06-30
Crescent Private Credit Income Corp
filed 2026-08-14
CIK 1954360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the Registrant’s common stock, par value $0.01 per share outstanding at August 14, 2026 was 21,020,533 shares of Class I Common Stock (“Class I Shares”), 7,116 shares of Class S Common Stock (“Class S Shares”), and 0 shares of Class D Common Stock (“Class D shares”).

Common shares outstanding exclude August 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

11

CRESCENT PRIVATE CREDIT INCOME CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I. Financial Information
Item 1. Financial Statements

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

	As of June 30, 2026	As of December 31, 2025
Assets	(Unaudited)
Investments, at fair value
Non-controlled non-affiliated investments (cost of $944,000 and $870,675, respectively)	$944,685	$879,592
Cash and cash equivalents	11,655	84,758
Restricted cash and cash equivalents	17,873	13,208
Interest and dividend receivable	3,142	2,402
Receivable from unsettled transactions	3,132	1,881
Deferred offering costs	488	366
Unrealized appreciation on foreign currency forward contracts	104	-
Other assets	10	-
Total assets	$981,089	$982,207

Liabilities
Debt (net of deferred financing costs of $6,163 and $6,873, respectively)	$412,672	$413,099
Interest and other debt financing costs payable	5,308	3,770
Distribution payable	4,416	3,437
Accrued expenses and other liabilities	2,455	1,842
Payable for investments purchased	2,279	49,687
Management fees payable	1,685	1,313
Unrealized depreciation on foreign currency forward contracts	58	-
Subscriptions received in advance	-	43,990
Total liabilities	$428,873	$517,138

Commitments and Contingencies (Note 8)
Net assets
Common stock, par value $0.01 per share (300,000,000 shares authorized, 21,027,323 and 17,187,406 shares issued and outstanding, respectively)	210	172
Paid-in capital in excess of par value	556,843	454,557
Accumulated earnings/(losses)	(4,837)	10,340
Total net assets	552,216	465,069
Total liabilities and net assets	$981,089	$982,207

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

NET ASSET VALUE PER SHARE	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
Class I Shares:
Net assets	$552,006	$465,005
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	21,019,303	17,185,048
Net asset value per share	$26.26	$27.06
Class S Shares:
Net assets	$186	$64
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	7,091	2,358
Net asset value per share	$26.26	$27.06
Class D Shares:
Net assets	$24	$-
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	929	-
Net asset value per share	$26.26	$-

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Operations
(in thousands, except for per share data)
(Unaudited)	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$19,883	$8,876	$39,133	$15,762
Paid-in-kind interest	337	330	489	736
Dividend income	267	100	842	232
Other income	106	213	286	413
Total investment income	20,593	9,519	40,750	17,143

Expenses:
Interest and other debt financing costs	6,384	2,765	12,692	4,886
Management fees	1,705	804	3,273	1,386
Income based incentive fees	1,410	482	2,753	842
Administrative services expenses	382	336	764	670
Professional fees	194	361	670	548
Offering costs	205	1,061	416	2,021
Directors’ fees	48	51	102	157
Other general and administrative expenses	365	213	773	598
Capital gains based incentive fees	-	373	(462)	185
Total expenses	10,693	6,446	20,981	11,293
Management fees waiver	(20)	(15)	(38)	(24)
Income based incentive fees waiver	(1,410)	(482)	(2,753)	(842)
Capital gains based incentive fees waiver	-	(373)	462	(185)
Expense support	-	(2,022)	-	(3,994)
Expense support reimbursement	618	-	618	-
Net expenses	9,881	3,554	19,270	6,248
Net investment income before taxes	10,712	5,965	21,480	10,895
Provision for excise taxes	46	81	73	162
Net investment income	10,666	5,884	21,407	10,733
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	93	(379)	(7,578)	(576)
Foreign currency forward contracts	473	-	473	-
Foreign currency transactions	50	(47)	50	(74)
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	(1,005)	5,630	(8,408)	4,903
Foreign currency forward contracts	(193)	-	46	-
Foreign currency translation	949	(2,208)	1,446	(2,771)
Net realized and unrealized gains (losses) on investments	367	2,996	(13,971)	1,482
Net increase (decrease) in net assets resulting from operations	$11,033	$8,880	$7,436	$12,215

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations:
Net investment income	$10,666	$5,884	$21,407	$10,733
Net realized gain (loss) on investments and foreign currency forward contracts	616	(426)	(7,055)	(650)
Net change in unrealized appreciation (depreciation)	(249)	3,422	(6,916)	2,132
Total net increase (decrease) in net assets resulting from operations:	11,033	8,880	7,436	12,215

Share Transactions
Class I:
Issuance of common stock	48,924	72,425	102,141	80,925
Distributions reinvested	19	-	31	-
Distributions to Stockholders	(11,232)	(6,334)	(22,606)	(10,949)
Net increase (decrease) from share transactions - Class I	37,711	66,091	79,566	69,976
Class S:
Issuance of common stock	-	48	124	48
Distributions reinvested	2	1	3	1
Distributions to Stockholders	(3)	(1)	(6)	(1)
Net increase (decrease) from share transactions - Class S	(1)	48	121	48
Class D:
Issuance of common stock	-	-	25	-
Distributions reinvested	-	-	-	-
Distributions to Stockholders	(1)	-	(1)	-
Net increase (decrease) from share transactions - Class D	(1)	-	24	-
Total increase (decrease) in net assets	48,742	75,019	87,147	82,239
Net assets, beginning of period	$503,474	$187,945	$465,069	$180,725
Net assets, end of period	$552,216	$262,964	$552,216	$262,964

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,436	$12,215
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(398,068)	(264,663)
Paid-in-kind interest income	(489)	(736)
Proceeds from sales of investments and principal repayments	319,218	64,852
Net realized (gain) loss on investments and foreign currency transactions	7,435	650
Net change in unrealized (appreciation) depreciation on investments, foreign currency translation	6,941	(2,132)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(46)	-
Amortization of premium and accretion of discount, net	(1,577)	(703)
Amortization of deferred offering costs	416	2,021
Amortization of deferred financing costs	710	274
Change in operating assets and liabilities:
(Increase) decrease in receivable from unsettled transactions	(1,251)	(2,466)
(Increase) decrease in interest and dividend receivable	(740)	(5)
(Increase) decrease in other assets	(10)	(12)
Increase (decrease) in payable for investments purchased	(47,408)	45,108
Increase (decrease) in interest and other debt financing costs payable	1,538	580
Increase (decrease) in management fees payable	372	244
Increase (decrease) in accrued expenses and other liabilities	495	(1,875)
Net cash provided by (used for) operating activities	$(105,028)	$(146,648)

Cash flows from financing activities:
Proceeds from issuance of common stock	102,290	80,973
Increase (decrease) in subscriptions received in advance	(43,990)	46,455
Distributions paid	(21,600)	(10,354)
Offering costs paid	(420)	(186)
Borrowings on credit facilities	262,560	158,228
Repayments on credit facilities	(262,230)	(78,050)
Deferred financing and debt issuance costs paid	-	(2,253)
Net cash provided by (used for) financing activities	36,610	194,813
Effect of exchange rate changes on cash denominated in foreign currency	(20)	52
Net increase (decrease) in cash and cash equivalents	(68,438)	48,217
Cash and cash equivalents, restricted cash and restricted cash equivalents, and foreign currency, beginning of period	97,966	21,367
Cash and cash equivalents, restricted cash and restricted cash equivalents, and foreign currency, end of period (1)	$29,528	$69,584

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$10,716	$4,047
Cash paid during the period for taxes	$193	$327
Accrued but unpaid distributions	$4,416	$2,131
Reinvestment of distributions during the period	$34	$1
Non-cash settlement of offering costs	$118	$2,829

(1) As of June 30, 2026, the balance included cash and cash equivalents of $11,655 (including cash denominated in foreign currency of $2,252) and restricted cash and cash equivalents of $17,873 (including cash denominated in foreign currency of $966). As of June 30,

2025, the balance included cash and cash equivalents of $61,758 (including cash denominated in foreign currency of $340) and restricted cash and cash equivalents of $7,826 (including cash denominated in foreign currency of $518).

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
Accurate Finance Sub, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			09/2032	$-	$(1)	-%	$-
Accurate Finance Sub, LLC (5)	Senior Secured First Lien Revolver	S + 450, 75 Floor	8.14%	09/2032	49	48	0.0	49
Accurate Finance Sub, LLC	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.23%	09/2032	550	546	0.1	550
Ahead DB Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 250, 75 Floor	6.23%	02/2031	1,339	1,336	0.2	1,319
Altar Bidco, Inc. (7)	Senior Secured First Lien Term Loan	S + 335, 50 Floor	6.86%	02/2029	1,155	1,146	0.2	1,156
Bingo Holdings I LLC (7)	Senior Secured First Lien Term Loan	S + 475	8.48%	06/2032	1,336	1,323	0.2	1,337
Boxer Parent Company Inc. (7)	Senior Secured First Lien Term Loan	S + 275	6.42%	07/2031	1,527	1,524	0.3	1,381
Chariot Buyer (7)	Senior Secured First Lien Term Loan	S + 300	6.64%	09/2032	1,329	1,329	0.2	1,332
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.00%	03/2031	1,617	1,617	0.3	1,427
Corelogic, Inc. (7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.00%	06/2028	540	540	0.1	534
Dayforce Inc (7)	Senior Secured First Lien Term Loan	S + 300	6.66%	10/2032	1,135	1,134	0.2	1,039
GB Eagle Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.40%	12/2030	333	332	0.1	336
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			12/2030	-	(4)	-	-
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.48%	12/2030	3,139	3,114	0.6	3,170
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			12/2030	-	(37)	-	-
Genesys Cloud Services Holdings II LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.14%	12/2027	1,563	1,546	0.3	1,501
Iron Mountain Inc (6)(7)	Senior Secured First Lien Term Loan	S + 200	5.64%	01/2031	1,241	1,241	0.2	1,241
Parts Town	Unitranche First Lien Term Loan	S + 650 (175 PIK), 75 Floor	10.23%	04/2030	5,471	5,445	1.0	5,389
Pushpay USA Inc.	Senior Secured First Lien Term Loan	S + 375	7.00%	08/2031	988	981	0.2	928
TransDigm Inc (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.14%	02/2031	1,768	1,774	0.3	1,770
Zelis Payments Buyer Inc (7)	Senior Secured First Lien Term Loan	S + 275	6.39%	09/2029	1,341	1,331	0.2	1,311
					26,421	26,265	4.7	25,770
Commercial and Professional Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	8.00%	08/2030	1,745	1,741	0.3	1,557
AlixPartners, LLP (7)	Senior Secured First Lien Term Loan	S + 200	5.64%	08/2032	1,331	1,333	0.2	1,325
Allied Universal Holdco LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.00%	08/2032	1,327	1,327	0.2	1,329
BV MRP Buyer, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2032	-	(56)	-	-
BV MRP Buyer, LLC (4)(5)	Senior Secured First Lien Revolver			01/2032	-	(17)	-	-
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BV MRP Buyer, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.73%	01/2032	14,564	$14,424	2.6%	$14,564
Career Certified LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.73%	02/2031	99	99	0.0	99
Career Certified LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	-	(1)	-	-
Career Certified LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.73%	02/2031	743	738	0.1	743
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.67%	10/2028	410	408	0.1	388
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.67%	10/2028	1,032	1,026	0.2	975
CMG Holdco (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.67%	10/2028	1,369	1,359	0.2	1,288
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	-	(3)	(0.0)	(34)
CMG Holdco (5)	Unitranche First Lien Revolver	S + 500, 100 Floor	8.60%	10/2028	384	381	0.1	355
CMG Holdco	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.67%	10/2028	696	692	0.1	657
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	-	(18)	(0.0)	(245)
CMG Holdco (4)(5)	Unitranche First Lien Revolver			11/2030	-	(6)	(0.0)	(39)
Crisis Prevention Institute, Inc. (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.73%	04/2031	1,813	1,810	0.3	1,793
DecisionHR Holdings, Inc	Senior Secured First Lien Term Loan	S + 425, 100 Floor	7.94%	12/2031	698	694	0.1	698
DecisionHR Holdings, Inc (5)	Senior Secured First Lien Delayed Draw Term Loan			12/2031	-	-	-	-
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Revolver			12/2031	-	(1)	-	-
Dispatch Acquisition Holdings, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.48%	11/2032	1,885	1,843	0.3	1,885
Dispatch Acquisition Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.48%	11/2032	25,385	25,155	4.6	25,618
Dispatch Acquisition Holdings, LLC (5)	Unitranche First Lien Delayed Draw Term Loan			11/2032	-	-	0.0	11
Dispatch Acquisition Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.48%	11/2032	1,192	1,181	0.2	1,203
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.65%	06/2031	1,043	$1,036	0.2%	$1,037
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.65%	06/2031	1,757	1,747	0.3	1,752
Duraserv LLC (5)	Senior Secured First Lien Revolver	S + 500, 75 Floor	8.65%	06/2030	321	315	0.1	319
Duraserv LLC	Senior Secured First Lien Term Loan	S + 500, 75 Floor	8.65%	06/2031	4,737	4,711	0.9	4,723
Duraserv LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2031	-	(16)	(0.0)	(10)
FS Investments (Franklin Sq.) (7)	Senior Secured First Lien Term Loan	S + 225	5.89%	04/2031	1,629	1,615	0.3	1,510
GN Loanco, LLC (7)	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.16%	12/2030	1,355	1,352	0.2	1,281
Halo Buyer Inc (5)	Unitranche First Lien Revolver	S + 600, 100 Floor	9.64%	08/2029	243	236	0.0	247
Halo Buyer Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.64%	08/2029	3,435	3,385	0.6	3,459
HES Facilities (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 526 (288 PIK), 75 Floor	8.98%	03/2033	1,621	1,597	0.3	1,599
HES Facilities	Senior Secured First Lien Term Loan	S + 526 (288 PIK), 75 Floor	8.98%	03/2033	17,287	17,120	3.1	17,213
HES Facilities (4)(5)	Senior Secured First Lien Revolver			03/2033	-	(26)	(0.0)	(12)
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.73%	10/2030	325	319	0.1	325
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2029	-	(8)	-	-
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.66%	10/2030	3,443	3,377	0.6	3,443
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.73%	10/2030	518	515	0.1	518
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.73%	10/2030	100	99	0.0	100
Just Right HVAC, LLC (5)	Senior Secured First Lien Revolver	P + 375, 100 Floor	10.50%	02/2029	10	10	0.0	10
Just Right HVAC, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.60%	02/2029	249	248	0.0	249
Just Right HVAC, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.54%	02/2029	55	55	0.0	55
Lawn Star Buyer, LLC (5)	Senior Secured First Lien Revolver	S + 450, 100 Floor	8.14%	06/2031	140	134	0.0	140
Lawn Star Buyer, LLC	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.14%	06/2031	1,618	1,604	0.3	1,618
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500, 75 Floor	8.67%	03/2029	2,925	2,886	0.5	2,507
Prime Security Services Borrower, LLC (P1/ADT) (6)(7)	Senior Secured First Lien Term Loan	S + 200	5.62%	10/2030	1,150	1,151	0.2	1,144
Quidelortho Corp (6)(7)	Senior Secured First Lien Term Loan	S + 400	8.00%	08/2032	2,520	2,511	0.4	2,484
Southern Veterinary Partners LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.16%	12/2031	1,332	1,326	0.2	1,332
Trace3 (Escape Velocity Holdings) (4)(5)(7)	Senior Secured First Lien Delayed Draw Term Loan			10/2032	-	-	(0.0)	(3)
Trace3 (Escape Velocity Holdings) (7)	Senior Secured First Lien Term Loan	S + 400	7.73%	10/2032	1,588	1,591	0.3	1,564
Unosquare, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2031	-	-	(0.0)	(45)
Unosquare, LLC (4)(5)	Senior Secured First Lien Revolver			06/2031	-	-	(0.0)	(18)

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Unosquare, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.39%	06/2031	3,027	$3,002	0.5%	$2,930
					107,101	106,001	18.7	105,641
Consumer Discretionary Distribution and Retail
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 325, 75 Floor	6.89%	01/2032	1,052	1,055	0.2	1,057
Family Dollar	Senior Secured Second Lien Term Loan	S + 650, 100 Floor	10.12%	07/2030	7,500	7,441	1.4	7,722
Harbor Freight Tools USA, Inc (7)	Senior Secured First Lien Term Loan	S + 225	5.89%	06/2031	858	849	0.2	856
Inspire Brands, Inc. (Arby’s & Buffalo Wild Wings) (7)	Senior Secured First Lien Term Loan	S + 250, 75 Floor	6.14%	12/2030	1,166	1,168	0.2	1,168
PetSmart (7)	Senior Secured First Lien Term Loan	S + 400	8.00%	08/2032	1,324	1,319	0.2	1,324
					11,900	11,832	2.2	12,127
Consumer Durables and Apparel
HP PHRG Borrower, LLC (7)	Senior Secured First Lien Term Loan	S + 400	7.73%	02/2032	884	882	0.2	880
Varsity Brands (7)	Senior Secured First Lien Term Loan	S + 275	6.48%	08/2031	1,067	1,070	0.2	1,070
					1,951	1,952	0.4	1,950
Consumer Services
Caesars Entertainment Inc (6)(7)	Senior Secured First Lien Term Loan	S + 225, 50 Floor	5.89%	02/2030	1,182	1,176	0.2	1,147
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2032	-	(2)	-	-
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Revolver			12/2032	-	(2)	-	-
CRS TH Holdings, Corp.	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.23%	12/2032	1,372	1,362	0.2	1,372
Essential Services Holding Corporation (5)	Unitranche First Lien Revolver	S + 525, 75 Floor	8.93%	06/2030	204	201	0.0	187
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 563 (275 PIK), 75 Floor	9.30%	06/2031	3,808	3,779	0.7	3,674
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	6.89%	01/2029	1,336	1,337	0.2	1,336
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 350, 75 Floor	7.14%	04/2030	1,335	1,329	0.2	1,331
Landscape Workshop LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.73%	05/2032	6,197	6,170	1.1	6,172
Landscape Workshop LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(28)	(0.0)	(14)
Landscape Workshop LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.73%	05/2032	19,314	19,145	3.5	19,236
Landscape Workshop LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2032	-	(35)	(0.0)	(29)
Landscape Workshop LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.73%	05/2032	2,432	2,409	0.4	2,423
Marriott Ownership Resorts, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 225	5.89%	03/2031	1,152	1,147	0.2	1,155
Tree Guardians Holdings LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.23%	01/2032	633	629	0.1	613
Tree Guardians Holdings LLC	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.23%	01/2032	1,147	1,139	0.2	1,135
Tree Guardians Holdings LLC (4)(5)	Senior Secured First Lien Revolver			01/2032	-	(1)	(0.0)	(2)

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Voyager Parent LLC (7)	Senior Secured First Lien Term Loan	S + 425	7.98%	07/2032	1,330	$1,331	0.2%	$1,333
					41,442	41,086	7.2	41,069
Diversified Financials
Beyond Risk Management, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			03/2033	-	(2)	(0.0)	(7)
Beyond Risk Management, Inc.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.39%	03/2033	2,300	2,283	0.4	2,283
Beyond Risk Management, Inc. (4)(5)	Senior Secured First Lien Revolver			03/2033	-	(3)	(0.0)	(3)
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475, 75 Floor	9.07%	11/2030	1,679	1,669	0.3	1,679
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.40%	11/2030	328	326	0.1	328
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	-	(2)	-	-
					4,307	4,271	0.8	4,280
Energy
Delek US Holdings, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.64%	05/2032	1,656	1,656	0.3	1,658
Qinetic, Inc.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.41%	04/2033	14,000	13,861	2.5	13,860
Qinetic, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			04/2033	-	(20)	(0.0)	(40)
Qinetic, Inc. (4)(5)	Senior Secured First Lien Revolver			04/2033	-	(20)	(0.0)	(20)
Rockpoint Gas Storage Partners LP (6)(7)	Senior Secured First Lien Term Loan	S + 225	5.98%	09/2031	794	795	0.1	796
SPI Holdco, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			04/2032	-	(1)	(0.0)	(2)
SPI Holdco, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.48%	04/2032	1,100	1,092	0.2	1,092
SPI Holdco, LLC (4)(5)	Senior Secured First Lien Revolver			04/2032	-	(1)	(0.0)	(1)
					17,550	17,362	3.1	17,343
Financial Services
Americana Partners LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2031	-	(4)	(0.0)	(29)
Americana Partners LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(3)	(0.0)	(6)
Americana Partners LLC	Unitranche First Lien Term Loan	S + 425, 75 Floor	7.98%	05/2031	650	646	0.1	640
Aretec Group (Cetera) (7)	Senior Secured First Lien Term Loan	S + 300	6.64%	08/2030	1,323	1,325	0.2	1,322
Blackhawk Network Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.14%	03/2029	1,342	1,347	0.2	1,338
Camelot US (6)(7)	Senior Secured First Lien Term Loan	S + 325	6.89%	01/2031	2,210	2,204	0.4	2,042
Cary Street Partners (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.48%	05/2031	309	296	0.1	309
Cary Street Partners (4)(5)	Senior Secured First Lien Revolver			05/2031	-	(4)	-	-
Cary Street Partners	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.48%	05/2031	1,782	1,763	0.3	1,782
Foreside Financial Group, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2029	-	(18)	(0.0)	(35)
Foreside Financial Group, LLC (5)	Unitranche First Lien Revolver	S + 525, 100 Floor	8.99%	09/2029	48	36	0.0	36
Foreside Financial Group, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.99%	09/2029	10,251	10,149	1.8	10,149
Fortress Intermediate 3 Inc (7)	Senior Secured First Lien Term Loan	S + 300	6.62%	06/2031	1,332	1,316	0.2	1,328

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HPOne (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2031	-	$(5)	(0.0)%	$(3)
HPOne (4)(5)	Senior Secured First Lien Revolver			08/2031	-	(19)	(0.0)	(6)
HPOne	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.00%	08/2031	10,800	10,728	2.0	10,777
Hudson River Trading LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.14%	03/2030	290	290	0.1	289
Jefferies Finance LLC (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.39%	10/2031	1,785	1,774	0.3	1,785
Modena Buyer LLC (7)	Senior Secured First Lien Term Loan	S + 425	8.00%	07/2031	1,668	1,642	0.3	1,546
Nexus Buyer LLC (7)	Senior Secured First Lien Term Loan	S + 350	7.14%	07/2031	539	538	0.1	521
Nexus Buyer LLC (7)	Senior Secured First Lien Term Loan	S + 400	8.00%	07/2031	448	449	0.1	434
PI Buyer LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.00%	08/2032	90	89	0.0	85
PI Buyer LLC (4)(5)	Unitranche First Lien Revolver			08/2032	-	(1)	(0.0)	(1)
PI Buyer LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.64%	08/2032	597	593	0.1	588
Schellman Holdings, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2033	-	(14)	(0.0)	(29)
Schellman Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	04/2033	30,571	30,274	5.5	30,266
Schellman Holdings, LLC (4)(5)	Unitranche First Lien Revolver			04/2033	-	(42)	(0.0)	(43)
Star Parents, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	7.73%	09/2030	1,330	1,329	0.2	1,334
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	11/2031	1,753	1,743	0.3	1,753
UHY Advisors , Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.48%	11/2031	1,179	1,175	0.2	1,179
UHY Advisors , Inc. (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.48%	11/2031	95	92	0.0	95
White Cap Supply Holdings, LLC (7)	Senior Secured First Lien Term Loan	S + 325	6.89%	10/2029	1,337	1,339	0.2	1,337
					71,729	71,027	12.6	70,783
Food, Beverage and Tobacco
Primary Products (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	6.93%	04/2029	1,423	1,420	0.3	1,424
					1,423	1,420	0.3	1,424
Health Care Equipment and Services
1-800 Contacts (CNT Holdings I Corp) (7)	Senior Secured First Lien Term Loan	S + 250, 75 Floor	6.16%	11/2032	1,326	1,329	0.2	1,328
Angels of Care	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.89%	02/2030	3,666	3,640	0.7	3,640
Angels of Care (4)(5)	Senior Secured First Lien Revolver			02/2030	-	(3)	(0.0)	(3)
Angels of Care	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.89%	02/2030	846	843	0.2	840

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Angels of Care	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.89%	03/2032	798	$792	0.1%	$792
Angels of Care (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			03/2032	-	(3)	(0.0)	(7)
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.73%	07/2032	936	902	0.2	1,073
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.73%	07/2032	710	692	0.1	710
Arrow Management Acquisition, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.73%	07/2032	19,143	18,971	3.5	19,526
Avalign Technologies, Inc. (5)(13)	Unitranche First Lien Revolver			12/2028	629	599	0.0	240
Avalign Technologies, Inc. (13)	Unitranche First Lien Term Loan			12/2028	7,512	7,222	0.8	4,348
Bristol Hospice, LLC (4)(5)	Unitranche First Lien Revolver			08/2032	-	(21)	(0.0)	(46)
Bristol Hospice, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.00%	08/2032	24,118	23,905	4.3	23,635
Bristol Hospice, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	8.89%	08/2032	7,974	7,819	1.4	7,815
Buyer Cascade Acquiror, Inc. (4)(5)	Unitranche First Lien Revolver			05/2033	-	(36)	(0.0)	(36)
Buyer Cascade Acquiror, Inc.	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.68%	05/2033	33,914	33,583	7.3	33,574
BVI Medical Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 1100 (500 PIK), 75 Floor	14.67%	03/2032	268	265	0.0	244
BVI Medical Inc. (5)	Unitranche First Lien Revolver	S + 1100 (500 PIK), 75 Floor	14.61%	03/2032	101	93	0.0	57
BVI Medical Inc.	Unitranche First Lien Term Loan	S + 625 (500 PIK), 75 Floor	9.91%	03/2032	8,564	8,460	1.4	7,991
Cvet Midco 2, L.P. (7)	Senior Secured First Lien Term Loan	S + 500, 50 Floor	8.73%	10/2029	2,085	1,980	0.4	2,025
Embecta Corp. (6)(7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.73%	03/2029	1,586	1,585	0.2	1,264
Global Medical Response Inc (7)	Senior Secured First Lien Term Loan	S + 325	6.89%	10/2032	1,076	1,073	0.2	1,080
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2032	-	(12)	(0.0)	(5)
Headlands Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 450, 100 Floor	8.24%	09/2032	110	98	0.0	108
Headlands Buyer, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.19%	09/2032	6,780	6,718	1.2	6,767
HP Irish Merger Sub, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2033	-	(14)	(0.0)	(21)
HP Irish Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			05/2033	-	(25)	(0.0)	(19)
HP Irish Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.48%	05/2033	13,419	13,285	2.4	13,320
IVX Health Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	-	(24)	-	-
IVX Health Holdings, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.73%	06/2030	28,324	28,060	5.2	28,658
IVX Health Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	-	(19)	-	-
IVX Health Holdings, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.73%	06/2030	6,725	6,627	1.2	6,805
Laseraway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 575, 75 Floor	9.43%	10/2027	5,168	5,150	0.9	5,152
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 375	7.42%	11/2028	1,337	1,337	0.2	1,319
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.18%	05/2031	1,337	1,340	0.2	1,316
LTC Ally Inc (4)(5)	Senior Secured First Lien Revolver			04/2031	-	(1)	-	-
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
LTC Ally Inc	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.18%	04/2031	2,718	$2,701	0.5%	$2,718
MB2 Dental	Unitranche First Lien Term Loan	S + 550, 75 Floor	9.14%	02/2031	5,420	5,383	1.0	5,420
MB2 Dental (5)	Unitranche First Lien Revolver	S + 550, 75 Floor	9.14%	02/2031	58	55	0.0	58
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.14%	02/2031	1,119	1,112	0.2	1,119
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.14%	02/2031	785	774	0.1	785
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600, 75 Floor	9.65%	02/2031	218	214	0.0	218
Medical Review Institute of America (4)(5)	Unitranche First Lien Revolver			07/2030	-	(6)	(0.0)	(8)
Medical Review Institute of America	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.73%	07/2030	5,600	5,561	1.0	5,542
National Mentor Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 600	9.64%	12/2030	617	601	0.1	623
Net Health Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			07/2031	-	(8)	-	-
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.39%	07/2031	8,731	8,668	1.6	8,731
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.39%	07/2031	2,925	2,900	0.5	2,925
Outcomes Group Holding Inc (7)	Senior Secured First Lien Term Loan	S + 300	6.64%	05/2031	1,980	1,974	0.4	1,988
Outcomes Group Holding Inc (8)	Senior Secured Second Lien Term Loan	10.00%	10.00%	05/2032	17,753	17,668	3.2	17,664
Premier Care Dental Management, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.64%	08/2028	8,721	8,686	1.6	8,658
					235,097	232,493	42.6	229,931
Insurance
Acrisure, LLC (7)	Senior Secured First Lien Term Loan	S + 300	6.64%	11/2030	1,350	1,353	0.2	1,225
Alliant Holdings Intermediate LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.14%	09/2031	1,331	1,332	0.2	1,315
AmWINS Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 200, 75 Floor	5.73%	01/2032	1,330	1,334	0.2	1,305
King Risk Partners LLC	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.14%	04/2031	2,252	2,239	0.4	2,252
King Risk Partners LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.14%	04/2031	1,862	1,858	0.3	1,862
King Risk Partners LLC (4)(5)	Unitranche First Lien Revolver			04/2031	-	(3)	-	-
King Risk Partners LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2031	-	(8)	-	-
Onedigital Borrower LLC (7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	7.00%	07/2031	1,344	1,344	0.2	1,306
SIG Parent Holdings, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.39%	08/2031	7,114	7,081	1.3	7,081
SIG Parent Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			08/2031	-	-	(0.0)	(4)
SIG Parent Holdings, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2031	0	(77)	(0.0)	(77)
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.39%	10/2031	987	982	0.2	986
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.39%	10/2031	164	159	0.0	164

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.39%	10/2031	5,920	$5,876	1.1%	$5,917
Tropolis Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.73%	02/2031	546	544	0.1	546
Tropolis Holdings LLC (4)(5)	Unitranche First Lien Revolver			02/2031	-	(1)	-	-
Tropolis Holdings LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.73%	02/2031	346	343	0.1	346
Tropolis Holdings LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.73%	02/2031	296	296	0.1	296
Verscend Holding Corp (Cotiviti) (7)	Senior Secured First Lien Term Loan	S + 275	6.37%	05/2031	1,535	1,486	0.3	1,408
					26,377	26,138	4.6	25,928
Materials
Clydesdale Acquisition Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	6.89%	04/2032	1,913	1,908	0.3	1,841
Conservice Midco LLC (4)(5)	Senior Secured First Lien Revolver			02/2033	-	(20)	(0.0)	(11)
Conservice Midco LLC	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.23%	02/2033	30,872	30,731	5.6	30,795
Hexion Holdings Corporation (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.65%	03/2029	732	729	0.1	710
Lummus Technology Holdings V LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.14%	12/2029	584	584	0.1	578
Mauser Packaging Solutions Holding Co (BWAY) (7)	Senior Secured First Lien Term Loan	S + 350	7.12%	04/2030	1,350	1,338	0.2	1,333
MI Windows & Doors (Miter) (7)	Senior Secured First Lien Term Loan	S + 275	6.39%	03/2031	1,601	1,601	0.3	1,583
Olympus Water US Holding Corp (7)	Senior Secured First Lien Term Loan	S + 325	7.00%	07/2032	1,070	1,070	0.2	1,070
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(1)	-	-
Online Labels Group, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.48%	12/2029	86	86	0.0	86
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.48%	12/2029	1,414	1,405	0.3	1,414
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.48%	01/2031	1,537	1,523	0.3	1,535
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.48%	01/2031	884	884	0.2	882
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	(2)	-	-
Pegasus Steel (5)	Senior Secured First Lien Delayed Draw Term Loan	P + 375, 75 Floor	10.50%	01/2031	58	58	0.0	58
Pegasus Steel (5)	Senior Secured First Lien Delayed Draw Term Loan	P + 375, 75 Floor	10.50%	01/2031	46	46	0.0	46
Plastipak Packaging Inc (7)	Senior Secured First Lien Term Loan	S + 250	6.14%	09/2032	1,330	1,330	0.2	1,331
Quikrete Holdings, Inc (7)	Senior Secured First Lien Term Loan	S + 225	5.89%	03/2029	1,152	1,155	0.2	1,153

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Univar / Windsor Holdings III, LLC (7)	Senior Secured First Lien Term Loan	S + 275	6.39%	08/2030	1,245	$1,250	0.2%	$1,246
USALCO (7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.14%	09/2031	1,327	1,327	0.2	1,326
Wilsonart International Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 425	7.98%	08/2031	1,457	1,425	0.2	1,323
					48,658	48,426	8.6	48,299
Media and Entertainment
Arches Buyer Inc. (7)	Senior Secured First Lien Term Loan	S + 325	6.89%	12/2027	1,097	1,090	0.2	1,096
Banijay Group US Holding, Inc. (6)(11)	Senior Secured First Lien Term Loan	S + 225	5.93%	06/2033	157	157	0.0	157
Cengage Learning , Inc. (7)	Senior Secured First Lien Term Loan	S + 300, 100 Floor	6.64%	03/2031	1,176	1,172	0.2	1,166
Neptune Bidco US Inc. (7)	Senior Secured First Lien Term Loan	S + 500, 50 Floor	8.67%	01/2033	604	601	0.1	600
Oak-Eagle AcquireCo Inc (6)(7)(11)	Senior Secured First Lien Term Loan	S + 350	7.13%	03/2033	1,332	1,323	0.2	1,338
Univision Communications Inc. (7)	Senior Secured First Lien Term Loan	S + 425, 50 Floor	7.98%	06/2029	882	884	0.2	883
Versant Media Group Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.23%	10/2030	1,330	1,324	0.2	1,336
Virgin Media Bristol LLC (6)(7)	Senior Secured First Lien Term Loan	S + 318	6.87%	03/2031	1,900	1,884	0.3	1,691
					8,478	8,435	1.4	8,267
Pharmaceuticals, Biotechnology and Life Sciences
Endo Finance Holdings, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 375, 50 Floor	7.39%	04/2031	1,519	1,507	0.3	1,522
Nephron Pharmaceuticals LLC (12)	Unitranche First Lien - Last Out Term Loan	S + 920	12.86%	12/2027	2,351	2,330	0.4	2,222
Parexel International Corp (7)	Senior Secured First Lien Term Loan	S + 250, 50 Floor	6.14%	12/2031	883	881	0.2	884
RN Enterprises, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.41%	10/2031	504	496	0.1	502
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.99%	10/2031	396	386	0.1	395
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.08%	10/2031	5,405	5,350	1.0	5,399
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.08%	10/2031	690	684	0.1	689
WCT Group Holdings, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.73%	12/2029	2,610	2,591	0.5	2,603
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(2)	(0.0)	(1)
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(7)	(0.0)	(1)
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.73%	12/2029	3,291	3,238	0.6	3,283
WCT Group Holdings, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.00%	12/2029	1,933	1,925	0.3	1,928
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(2)	(0.0)	(1)
					19,582	19,377	3.6	19,424
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software and Services
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 425	7.91%	09/2030	992	$992	0.2%	$984
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 375	7.41%	02/2033	1,802	1,786	0.3	1,709
Bonterra LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.48%	03/2032	1,343	1,338	0.2	1,317
Bonterra LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.49%	03/2032	269	264	0.0	243
Bonterra LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.48%	03/2032	12,333	12,284	2.2	12,093
Bonterra LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.48%	03/2032	2,709	2,672	0.5	2,605
C-4 Analytics	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.67%	05/2030	7,252	7,203	1.3	7,252
C-4 Analytics (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	8.67%	05/2030	225	220	0.0	225
CallRevu, LLC (4)(5)	Unitranche First Lien Revolver			10/2032	-	-	(0.0)	(1)
CallRevu, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.48%	10/2032	175	173	0.0	171
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625, 100 Floor	9.98%	12/2028	244	242	0.0	244
Concord III, LLC	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.73%	12/2028	5,547	5,517	1.0	5,547
Concord III, LLC	Unitranche First Lien Term Loan	S + 626, 100 Floor	9.99%	12/2028	295	292	0.1	295
Concord III, LLC	Unitranche First Lien Term Loan	S + 626, 100 Floor	9.99%	12/2028	1,687	1,687	0.3	1,687
DS Admiral (7)	Senior Secured First Lien Term Loan	S + 425	7.98%	06/2031	1,037	1,031	0.2	992
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(7)	-	-
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.48%	09/2030	4,388	4,311	0.8	4,388
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.48%	09/2030	4,913	4,877	0.9	4,913
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (225 PIK), 100 Floor	9.41%	01/2031	1,033	1,029	0.2	1,033
Granicus, Inc. (5)	Unitranche First Lien Revolver	P + 650 (225 PIK), 100 Floor	13.25%	01/2031	44	40	0.0	39
Granicus, Inc.	Unitranche First Lien Term Loan	S + 575 (225 PIK), 100 Floor	9.41%	01/2031	3,993	3,968	0.7	3,993
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			01/2031	-	-	-	-
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.40%	02/2032	798	774	0.1	774
Lightspeed Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2032	-	(22)	(0.0)	(70)
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.48%	02/2032	16,698	16,635	3.0	16,542
Marlabs (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2030	-	(4)	(0.0)	(39)
Marlabs (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	9.00%	08/2030	207	204	0.0	197
Marlabs	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.00%	08/2030	3,275	3,247	0.6	3,181
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2031	-	(11)	-	-
Medicus IT (5)	Unitranche First Lien Revolver	P + 475, 75 Floor	11.50%	07/2031	138	129	0.0	138

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Medicus IT	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.23%	07/2031	6,070	$6,023	1.1%	$6,070
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	-	(2)	(0.1)	-
Medicus IT (5)	Unitranche First Lien Revolver	P + 500, 75 Floor	11.75%	06/2032	110	105	0.0	110
Medicus IT	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.23%	06/2032	11,387	11,311	2.1	11,387
Rightworks LLC (5)	Unitranche First Lien Revolver	S + 475, 100 Floor	8.39%	05/2029	300	300	0.0	300
Rightworks LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.39%	05/2029	11,384	11,384	2.1	11,384
Security Risk Advisors Intl, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2031	-	(1)	-	-
Security Risk Advisors Intl, LLC (5)	Unitranche First Lien Revolver	S + 450, 75 Floor	8.23%	09/2031	67	63	0.0	67
Security Risk Advisors Intl, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.23%	09/2031	3,840	3,817	0.7	3,840
SMX Group, LLC (7)	Senior Secured First Lien Term Loan	S + 450	8.14%	02/2032	5,366	5,321	0.9	5,181
Trintech, Inc. (4)(5)	Senior Secured First Lien Revolver			01/2033	-	(9)	(0.0)	(12)
Trintech, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2033	-	(6)	(0.0)	(16)
Trintech, Inc.	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.39%	01/2033	7,742	7,670	1.4	7,644
					117,663	116,847	21.0	116,407
Telecommunication Services
CCI Buyer, Inc (4)(5)	Unitranche First Lien Revolver			05/2032	-	(14)	0.0	6
CCI Buyer, Inc	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	05/2032	28,088	27,837	5.1	28,182
UPC (Sunrise Financing Partnership) (7)	Senior Secured First Lien Term Loan	S + 247	6.10%	03/2032	1,775	1,782	0.3	1,755
Windstream Services LLC (6)	Senior Secured First Lien Term Loan	S + 400	7.64%	09/2032	1,323	1,323	0.2	1,333
					31,186	30,928	5.6	31,276
Transportation
Air Transport Services Group (Stonepeak Nile) (7)	Senior Secured First Lien Term Loan	S + 225	5.91%	04/2032	1,416	1,418	0.3	1,414
AIT Worldwide Logistics (7)	Senior Secured First Lien Term Loan	S + 425	7.91%	04/2033	1,155	1,144	0.2	1,157
American Airlines Inc (6)(7)	Senior Secured First Lien Term Loan	S + 225	5.91%	06/2029	1,542	1,542	0.3	1,518
American Airlines Inc (6)(7)	Senior Secured First Lien Term Loan	S + 300	6.67%	05/2033	317	314	0.1	314

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
American Axle & Manufacturing Inc (6)(7)	Senior Secured First Lien Term Loan	S + 325	6.92%	09/2032	1,416	$1,416	0.3%	$1,419
Avis Budget Car Rental LLC (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.14%	07/2032	1,607	1,610	0.3	1,604
					7,453	7,444	1.5	7,426

Total Debt Investments United States					$778,318	$771,304	138.9%	$767,345
Equity Investments
Commercial and Professional Services
Iris Buyer, LLC	Common Stock				192	193	0.1	258
Iris Buyer, LLC	Common Stock				192,308	-	0.0	111
						193	0.1	369
Consumer Services
Landscape Workshop LLC	Common Stock				810,811	811	0.2	840
Landscape Workshop LLC	Common Stock				1,210,165	1,622	0.2	1,254
						2,433	0.4	2,094
Diversified Financials
Constellation Wealth Capital Fund II (5)(6)(9)(10)	Partnership Interest				2,311,716	2,312	0.4	2,147
WhiteHawk Evergreen Fund, LP (6)(9)(10)	Partnership Interest				10,000,000	10,000	1.9	10,518
						12,312	2.3	12,665
Financial Services
Schellman Holdings, LLC	Common Stock				2,286	2,286	0.4	2,286
						2,286	0.4	2,286
Health Care Equipment and Services
Arrow Management Acquisition, LLC	Common Stock				15,998	16	-	-
Arrow Management Acquisition, LLC	Common Stock				1,584	1,584	0.3	1,603
Buyer Cascade Acquiror, Inc.	Common Stock				2,439	2,439	0.4	2,439
BVI Medical Inc.	Common Stock				681	909	0.1	323
Headlands Buyer, Inc.	Common Stock				82,454	825	0.2	1,003
IVX Health Holdings, Inc.	Common Stock				880	880	0.4	2,122
Outcomes Group Holding Inc	Common Stock				2,247	2,251	0.4	2,247
Vital Care Buyer, LLC	Common Stock				64	64	0.0	64
Vital Care Buyer, LLC	Common Stock				649	1	0.0	29
						8,969	1.8	9,830
Pharmaceuticals, Biotechnology and Life Sciences
Nephron Pharmaceuticals LLC	Common Stock Warrant				4	-	-	-
RN Enterprises, LLC	Common Stock				633	633	0.1	629
WCT Group Holdings, LLC	Common Stock				118	1,176	0.4	2,406
						1,809	0.5	3,035
Total Equity Investments United States						$28,002	5.5%	$30,279
Total United States						$799,306	144.4%	$797,624

Switzerland
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences
Solvias AG LP (4)(5)(6)	Senior Secured First Lien Revolver			02/2032	CHF -	(25)	-	-
Solvias AG LP (6)	Senior Secured First Lien Term Loan	SR + 550, 75 Floor	6.25%	02/2032	CHF 9,134	9,951	2.1	11,419
						9,926	2.1	11,419
Total Debt Investments Switzerland						$9,926	2.1%	$11,419
Equity Investments
Pharmaceuticals, Biotechnology and Life Sciences
Sequence Parent (6)	Common Stock				3,290	197	0.0	189
Sequence Parent (6)	Common Stock				48	48	0.0	56
						245	0.0%	245
Total Equity Investments Switzerland						$245	0.0%	$245
Total Switzerland						$10,171	2.1%	$11,664
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Netherlands
Debt Investments
Commercial and Professional Services
Avidity Acquisition B.V. (5)(6)(12)	Unitranche First Lien - Last Out Delayed Draw Term Loan	E + 500	7.60%	03/2032	€5	$6	0.0%	$6
Avidity Acquisition B.V. (6)(12)	Unitranche First Lien - Last Out Term Loan	E + 712	9.72%	03/2032	€123	128	0.0	141
Pitch MidCo B.V. (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 625	8.48%	04/2031	€432	479	0.1	494
Pitch MidCo B.V. (6)	Unitranche First Lien Term Loan	E + 625	8.54%	04/2031	€2,864	2,999	0.6	3,273
Pitch MidCo B.V. (6)	Unitranche First Lien Term Loan	E + 625	8.35%	04/2031	€1,607	1,807	0.3	1,836
Van Der Steen (6)	Unitranche First Lien Term Loan	E + 575	8.04%	05/2031	€3,289	3,468	0.7	3,758
Van Der Steen (6)	Unitranche First Lien Delayed Draw Term Loan	E + 575	7.90%	05/2031	€1,098	1,247	0.2	1,254
Van Der Steen (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 550	7.75%	05/2031	€2,241	2,611	0.5	2,560
						12,745	2.4	13,322
Materials
CLI Bidco B.V. (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 475	7.13%	02/2033	€53	60	0.0	61
CLI Bidco B.V. (6)	Unitranche First Lien Term Loan	E + 475	7.04%	02/2033	€263	307	0.1	301
						367	0.1	362
Total Debt Investments Netherlands						$13,112	2.5%	$13,684
Total Netherlands						$13,112	2.5%	$13,684

United Kingdom
Debt Investments
Commercial and Professional Services
Hamsard 3778 Limited (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			10/2031	£-	(6)	-	-
Hamsard 3778 Limited (6)	Unitranche First Lien Term Loan	SN + 525	8.98%	10/2031	£2,853	3,632	0.6	3,784
						3,626	0.6	3,784
Diversified Financials
Primrose Bidco Limited (6)	Unitranche First Lien Term Loan	SN + 550	9.23%	11/2031	£1,971	2,433	0.5	2,615
						2,433	0.5	2,615
Food, Beverage and Tobacco
Froneri US Inc (6)(7)	Senior Secured First Lien Term Loan	S + 225	5.88%	08/2032	1,607	1,608	0.3	1,597
						1,608	0.3	1,597

Total Debt Investments United Kingdom						$7,667	1.4%	$7,996
Total United Kingdom						$7,667	1.4%	$7,996
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Australia
Debt Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Unitranche First Lien Term Loan	B + 500, 50 Floor	9.35%	11/2030	AUD 5,191	$3,371	0.6%	$3,601
Ancora Bidco PTY LTD (5)(6)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 50 Floor	8.64%	11/2030	AUD 918	617	0.1	634
						3,988	0.7	4,235
Total Debt Investments Australia						$3,988	0.7%	$4,235
Equity Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Common Stock				64,327,036	663	0.2	914
Ancora Bidco PTY LTD (6)	Common Stock				3,385,633	35	0.0	48
						698	0.2	962
Total Equity Investments Australia						$698	0.2%	$962
Total Australia						$4,686	0.9%	$5,197

Canada
Debt Investments
Commercial and Professional Services
Garda World Security Corporation (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.42%	02/2029	1,334	1,338	0.2	1,334
						1,338	0.2	1,334

Diversified Financials
Dawson Logan 2025-L5 LP (5)(6)(8)	Unsecured Debt	12.65%	12.65%	10/2040	1,517	1,517	0.3	1,482
						1,517	0.3	1,482

Health Care Equipment and Services
Klick Inc. (6)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.64%	11/2032	3,516	3,509	0.6	3,499
Klick Inc. (4)(5)(6)	Unitranche First Lien Revolver			11/2032	-	(16)	(0.0)	(18)
Klick Inc. (6)	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.66%	11/2032	32,885	32,737	5.9	32,720
						36,230	6.5	36,201

Pharmaceuticals, Biotechnology and Life Sciences
Aryeh Bidco Investment Ltd. (6)	Unitranche First Lien Term Loan	C + 500, 75 Floor	7.29%	01/2033	CAD 35,000	24,976	4.5	24,811
Aryeh Bidco Investment Ltd. (5)(6)	Unitranche First Lien Delayed Draw Term Loan	C + 500, 75 Floor	7.29%	01/2033	CAD 931	658	0.1	680
Aryeh Bidco Investment Ltd. (5)(6)	Unitranche First Lien Revolver	C + 500, 75 Floor	7.29%	01/2033	CAD 559	374	0.1	394
						26,008	4.7	25,885

Transportation
Westjet Loyalty LP (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.48%	02/2031	948	949	0.2	921
						949	0.2	921
Total Debt Investments Canada						$66,042	11.9%	$65,823
Equity Investments
Pharmaceuticals, Biotechnology and Life Sciences
Aryeh Bidco Investment Ltd. (6)	Common Stock				205,771	1,633	0.3	1,802
						1,633	0.3	1,802
Total Equity Investments Canada						$1,633	0.3%	$1,802
Total Canada						$67,675	12.2%	$67,625
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value

France
Debt Investments
Diversified Financials
HSBC Continental Europe (6)	Unsecured Debt	E + 725	9.45%	02/2033	€10,000	$11,803	2.1%	$11,426
						11,803	2.1	11,426
Pharmaceuticals, Biotechnology and Life Sciences
Olyos Group (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			06/2028	€-	(30)	-	-
Olyos Group (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 600	8.13%	06/2028	€3,624	4,101	0.7	4,141
Olyos Group (6)	Unitranche First Lien Term Loan	E + 600	8.13%	06/2032	€2,209	2,521	0.5	2,524
						6,592	1.2	6,665

Total Debt Investments France						$18,395	3.3%	$18,091
Total France						$18,395	3.3%	$18,091

Spain
Debt Investments
Diversified Financials
Banco Santander, S.A. (6)	Unsecured Debt	E + 725	9.45%	09/2055	€8,500	9,867	1.8	9,713
						9,867	1.8	9,713
Total Debt Investments Spain						$9,867	1.8%	$9,713
Total Spain						$9,867	1.8%	$9,713

Israel
Debt Investments
Capital Goods
Playtika (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.39%	03/2028	828	810	0.1	805
						810	0.1	805
Total Debt Investments Israel						$810	0.1%	$805
Total Israel						$810	0.1%	$805

Gibraltar
Debt Investments
Consumer Services
Entain/GVC Holdings (6)(7)	Senior Secured First Lien Term Loan	S + 225	5.98%	07/2032	798	795	0.1	798
						795	0.1	798

Total Debt Investments Gibraltar						$795	0.1%	$798
Total Gibraltar						$795	0.1%	$798

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Germany
Debt Investments
Materials
Pipe Bidco GmbH (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 450	7.05%	01/2033	€2,290	$2,599	0.5%	$2,616
Pipe Bidco GmbH (6)	Unitranche First Lien Term Loan	E + 450	6.79%	01/2033	€7,659	8,805	1.6	8,752
						11,404	2.1	11,368

Total Debt Investments Germany						$11,404	2.1%	$11,368
Total Germany						$11,404	2.1%	$11,368

Finland
Debt Investments
Software and Services
Saarni (6)	Unitranche First Lien Delayed Draw Term Loan	E + 525	7.58%	03/2032	€4	5	0.0	5
Saarni (6)	Unitranche First Lien Term Loan	E + 525	7.58%	03/2032	€101	107	0.1	115
						112	0.1	120

Total Debt Investments Finland						$112	0.1%	$120
Total Finland						$112	0.1%	$120

Total Investments						$944,000	171.1%	$944,685

Cash and Cash Equivalents
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents		3.55%			1,205	0.2	1,205
Goldman Sachs FS Government Fund	Cash Equivalents		3.54%			14,329	2.6	14,329
Other cash						13,805	2.5	13,994
Total cash and cash equivalents, including restricted cash						$29,339	5.3%	$29,528

Investments and Cash and Cash Equivalents Total						$973,339	176.4%	$974,213

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), BBSY (“B”), SARON (“SR”) or CORRA (“C”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of June 30, 2026, the reference rates for the Company’s variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $552,216 as of June 30, 2026.

Reference Rate	Overnight	1 Month	3 Month	6 Month	12 Month
Prime (“P”)	6.75%	-	-	-	-
SOFR (“S”)	-	3.63%	3.63%	3.67%	3.68%
EURIBOR (“E”)	-	2.20%	2.32%	2.57%	2.72%
SONIA (“SN”)	3.73%	-	-	-	-
BBSY (“B”)	-	-	4.47%	-	-
SARON (“SR”)	-	-0.04%	-	-	-
CORRA (“C”)	2.34%	2.28%	2.29%	-	-

(1)
All positions held are non-controlled/non-affiliated investments, unless otherwise noted, as defined by the Investment Company Act. Non-controlled/non-affiliated investments are investments that are neither controlled nor affiliated.

See accompanying notes

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
(5)
Position or portion thereof is an unfunded commitment and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. See Note 8 “Commitments and Contingencies.”
(6)
Investment is not a qualifying asset as defined under section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 19.2% as of June 30, 2026.
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
(11)
Position or portion thereof unsettled as of June 30, 2026.
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
(13)
The investment is on non-accrual status as of June 30, 2026.

Foreign Currency Exchange Contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
NatWest Markets Plc	USD 9,852	EUR 8,500	9/24/2026	$104
NatWest Markets Plc	USD 11,412	EUR 10,000	9/29/2026	$(58)
Total Foreign Currency Exchange Contracts				$46

EUR Euro (“€”)
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
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

June 30, 2026
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

On May 3, 2023, Crescent Capital Group LP, an affiliate of the Adviser (“Crescent”), purchased 1,000 Common Shares for $25, or $25.00 per share.

In addition, the Company has sold Class I shares to certain private placement investors (“Private Placement Investors”) including affiliates of Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”), Crescent’s parent company, in transactions (each, a “Private Placement”) exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Regulation S promulgated thereunder.

On August 1, 2024, the Company began to publicly offer on a continuous basis of up to $2.5 billion in Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to a registered offering (the “Offering”). On April 29, 2026, the Company filed a registration statement on Form N-2 increasing the size of the Offering to up to $3.0 billion in Common Shares.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Gains or losses on foreign currency transactions are included within net realized gain (loss) on foreign currency transactions on the Consolidated Statements of Operations. Fluctuations arising from the translation of foreign currency on cash, investments and borrowings are included within net change in unrealized appreciation (depreciation) on investments and foreign currency translation on the Consolidated Statements of Operations.

The Company’s approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is to borrow local currency under the Company’s credit facilities or to enter into foreign currency forward contracts.

Foreign Currency Forward Contracts

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. All foreign currency forward contracts are currently held with a single counterparty. Notional amounts and the gross fair value of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedule of Investments. Purchases and sales of foreign currency forward contracts having the same notional value, settlement date and counterparty are generally settled net (which results in a net foreign currency position of zero with the counterparty) and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026, the Company had investments in one portfolio company on non-accrual status, which represented 0.9% and 0.5% of the total debt investments at cost and fair value, respectively. As of December 31, 2025, the Company had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Offering Expenses

The Company’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Any offering expenses incurred by the Company, including reimbursements to the Adviser, are recorded as deferred offering costs on the Consolidated Statements of Assets and Liabilities and subsequently amortized to expenses on the Company’s Consolidated Statements of Operations over 12 months. The Company’s reimbursement of offering expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement. As of June 30, 2026 and December 31, 2025, the Company had $488 and $366 of offering expenses, respectively, capitalized on the Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2026, the Company amortized $205 and $416 of offering expenses, respectively. For the three and six months ended June 30, 2025, the Company amortized $1,061 and $2,021 of offering expenses, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2026, the Company is subject to potential examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company’s inception in 2023.

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

For the three and six months ended June 30, 2026, the Company incurred administrative services expenses of $382 and $764, respectively, which are included in administrative services expenses on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred administrative services expenses of $336 and $670, respectively, which are included in administrative services expenses on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $269 and $223, respectively, were payable to the Administrator, which were included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Under the terms of the Investment Advisory and Management Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below. The Adviser waived its base management fee from inception through April 30, 2024 and began charging its base management fee on the value of the Company’s net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. The Adviser voluntarily agreed to waive incentive fees from the Company’s inception through June 30, 2026. In addition, the Adviser has also voluntarily waived its right to receive management and incentive fees related to the Company’s investments in WhiteHawk Evergreen Fund LP and Constellation Wealth Capital Fund II for any period in which these investments remain in the investment portfolio.

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

For the three and six months ended June 30, 2026, the Company incurred management fees of $1,705 and $3,273, respectively, of which $20 and $38, respectively, were voluntarily waived by the Adviser.

For the three and six months ended June 30, 2025, the Company incurred management fees of $804 and $1,386, respectively, of which $15 and $24, respectively, were voluntarily waived by the Adviser. As of June 30, 2026 and December 31, 2025, $1,685 and $1,313 management fees, respectively, were unpaid.

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

For the three and six months ended June 30, 2026, the Company incurred income incentive fees of $1,410 and $2,753, respectively, all of which were voluntarily waived by the Adviser. For the three and six months ended June 30, 2025, the Company incurred income incentive fees of $482 and $842, respectively, all of which were voluntarily waived by the Adviser. As of June 30, 2026 and December 31, 2025, no income incentive fees were unpaid.

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

For the three and six months ended June 30, 2026, the Company recorded (reversed) capital gains incentive fees of $0 and $(462), respectively. For the three and six months ended June 30, 2025, the Company recorded capital gains incentive fees of $373 and $185, respectively. Because the Adviser has agreed to voluntarily waive all incentive fees from inception through June 30, 2026, for the three and six months ended June 30, 2026, the Company recorded (reversed) a corresponding waiver of capital gains incentive fees of $0 and $462, respectively, and for the three and six months ended June 30, 2025, the Company recorded (reversed) a corresponding waiver of capital gains incentive fees of $(373) and $(185), respectively. As of June 30, 2026 and December 31, 2025, no capital gains based incentive fees remain outstanding.

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

For the three and six months ended June 30, 2026, the Company incurred stockholder servicing and/or distribution fees of $0.4 and $0.7, respectively, which were attributable to Class S and Class D shares, and were included in Other general and administrative expenses on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred stockholder servicing and/or distribution fees of $0.1, which were attributable to Class S shares. As of June 30, 2026 and December 31, 2025, there were $0.2 and $0.1 stockholder servicing and/or distribution fees payable to the Intermediary Manager, respectively, which were included in Accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.

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

For the three and six months ended June 30, 2026, the Company accrued expense support reimbursement payments to the Adviser totaling $618. As of June 30, 2026 and December 31, 2025, $425 and $0 of expense support reimbursement payments to the Adviser, respectively, were included as part of the net payable balance due to the Adviser in Accrued expenses and other liabilities on the Company’s Consolidated Statements of Assets and Liabilities.

For the three and six months ended June 30, 2026, there was no expense support provided by the Adviser. For the three and six months ended June 30, 2025, there was $2,022 and $3,994, respectively, of expense support provided by the Adviser. As of June 30, 2026, no expense support payments remained payable to the Company. As of December 31, 2025, $130 of expense support payments receivable from the Adviser was included net of the payable to the Adviser in Accrued expenses and other liabilities on the Company’s Consolidated Statements of Assets and Liabilities.

The following table presents a summary of all expenses supported, and recouped, by the Adviser.

For the Month Ended	Expense Support from the Adviser	Expense Support Reimbursed to the Adviser	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
May 31, 2024	$217	$217	$-	$-	1.66%	7.17%	5/31/2027
June 30, 2024	197	197	-	-	1.45%	7.09%	6/30/2027
July 31, 2024	223	204	-	19	1.67%	7.12%	7/31/2027
August 31, 2024	2,077	-	-	2,077	1.77%	7.14%	8/31/2027
September 30, 2024	520	-	-	520	1.55%	7.15%	9/30/2027
October 31, 2024	643	-	-	643	2.40%	7.12%	10/31/2027
November 30, 2024	606	-	-	606	2.11%	7.11%	11/30/2027
December 31, 2024	551	-	-	551	1.60%	7.11%	12/31/2027
January 31, 2025	717	-	-	717	2.69%	7.09%	1/31/2028
February 28, 2025	645	-	-	645	2.09%	7.10%	2/29/2028
March 31, 2025	610	-	-	610	1.77%	7.11%	3/31/2028
April 30, 2025	714	-	-	714	2.34%	7.14%	4/30/2028
May 31, 2025	610	-	-	610	1.22%	7.18%	5/31/2028
June 30, 2025	698	-	-	698	1.55%	7.13%	6/30/2028
July 31, 2025	460	-	-	460	1.27%	7.07%	7/31/2028
August 31, 2025	320	-	-	320	1.27%	7.08%	8/31/2028
September 30, 2025	334	-	-	334	0.97%	7.06%	9/30/2028
October 31, 2025	206	-	-	206	1.19%	7.10%	10/31/2028
November 30, 2025	105	-	-	105	0.71%	7.14%	11/30/2028

(1) In accordance with the Expense Support and Conditional Reimbursement Agreement, the ratio of operating expenses excludes organization and offering expenses, stated interest expense, any base management fee and any incentive fee.

(2) The effective rate of distribution per share is the (a) annualized regular cash distributions per share, exclusive of returns of capital, distribution rate reductions due to distribution and stockholder fees, and declared special dividends or special distributions, if any, (b) divided by the prior month’s NAV per share.

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

Investments at fair value consisted of the following (in thousands):

	As of June 30, 2026			As of December 31, 2025
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$297,705	$296,604	$(1,101)	$457,925	$458,450	$525
Unitranche First Lien	564,957	564,417	(540)	378,769	383,346	4,577
Unitranche First Lien - Last Out	2,464	2,369	(95)	2,566	2,613	47
Senior Secured Second Lien	25,109	25,386	277	9,912	10,300	388
Unsecured Debt	23,187	22,621	(566)	3,468	3,633	165
Equity	18,266	20,623	2,357	8,035	10,791	2,756
LLC/LP Equity Interests	12,312	12,665	353	10,000	10,459	459
Total Investments	$944,000	$944,685	$685	$870,675	$879,592	$8,917

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of June 30, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
Health Care Equipment and Services	$275,962	29.3%	$191,386	21.9%
Commercial and Professional Services	129,647	13.7	115,253	13.2
Software and Services	116,527	12.3	109,149	12.4
Financial Services	73,069	7.7	66,386	7.5
Pharmaceuticals, Biotechnology and Life Sciences	68,475	7.2	39,989	4.5
Materials	60,029	6.4	43,383	4.9
Consumer Services	43,961	4.7	55,759	6.3
Diversified Financials	42,181	4.5	15,127	1.7
Telecommunication Services	31,276	3.3	34,231	3.9
Capital Goods	26,575	2.8	88,976	10.1
Insurance	25,928	2.7	23,923	2.7
Energy	17,343	1.8	8,156	0.9
Consumer Discretionary Distribution and Retail	12,127	1.3	29,848	3.4
Transportation	8,347	0.9	19,365	2.2
Media and Entertainment	8,267	0.9	21,773	2.5
Food, Beverage and Tobacco	3,021	0.3	5,759	0.7
Consumer Durables and Apparel	1,950	0.2	7,364	0.8
Real Estate Management and Development	-	-	3,765	0.4
Total Investments	$944,685	100.0%	$879,592	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of June 30, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
United States	$797,624	84.4%	$778,554	88.5%
Canada	67,625	7.2	43,981	5.1
France	18,091	1.9	3,867	0.4
Netherlands	13,684	1.4	13,347	1.5
Switzerland	11,664	1.2	11,898	1.4
Germany	11,368	1.2	1,869	0.2
Spain	9,713	1.0	-	-
United Kingdom	7,996	0.8	12,075	1.4
Australia	5,197	0.6	4,440	0.5
Israel	805	0.1	2,777	0.3
Gibraltar	798	0.1	2,791	0.3
Finland	120	0.1	123	0.0
Ireland	-	-	2,763	0.3
Denmark	-	-	1,107	0.1
Total Investments	$944,685	100.0%	$879,592	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2026 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$-	$133,148	$163,456	$296,604
Unitranche First Lien	-	-	564,417	564,417
Unitranche First Lien - Last Out	-	-	2,369	2,369
Senior Secured Second Lien	-	-	25,386	25,386
Unsecured Debt	-	-	22,621	22,621
Equity	-	-	20,623	20,623
Subtotal	$-	$133,148	$798,872	$932,020
Investments Measured at NAV (1)	-	-	-	12,665
Total Investments	$-	$133,148	$798,872	$944,685
Foreign Currency Forward Contracts - Assets	$-	$104	$-	$104
Foreign Currency Forward Contracts - Liabilities	$-	$(58)	$-	$(58)
Cash Equivalents	$15,534	$-	$-	$15,534

The following table presents fair value measurements of investments as of December 31, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$-	$379,082	$79,368	$458,450
Unitranche First Lien	-	-	383,346	383,346
Unitranche First Lien - Last Out	-	-	2,613	2,613
Senior Secured Second Lien	-	-	10,300	10,300
Unsecured Debt	-	-	3,633	3,633
Equity	-	-	10,791	10,791
Subtotal	$-	$379,082	$490,051	$869,133
Investments Measured at NAV (1)	-	-	-	10,459
Total Investments	$-	$379,082	$490,051	$879,592
Cash Equivalents	$34,566	$-	$-	$34,566

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2026 based off of the fair value hierarchy as of June 30, 2026 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First Lien - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity	Total
Balance as of December 31, 2025	$79,368	$383,346	$2,613	$10,300	$3,633	$10,791	$490,051
Amortized discounts/premiums	157	996	8	32	61	-	1,254
Paid in-kind interest	177	312	-	-	-	-	489
Net realized gain (loss)	(1,452)	(238)	-	-	-	-	(1,690)
Net change in unrealized appreciation (depreciation)	240	(5,146)	(142)	(110)	(734)	(399)	(6,291)
Purchases	99,398	228,869	-	17,664	23,187	10,231	379,349
Sales/principal repayments/paydowns	(15,176)	(43,722)	(110)	(2,500)	(3,526)	-	(65,034)
Transfers in	3,246	-	-	-	-	-	3,246
Transfers out	(2,502)	-	-	-	-	-	(2,502)
Balance as of June 30, 2026	$163,456	$564,417	$2,369	$25,386	$22,621	$20,623	$798,872
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2026	(94)	(3,589)	(137)	(110)	(531)	(395)	(4,856)

During the six months ended June 30, 2026, the Company recorded $3,246 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data and $2,502 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2025 based off of the fair value hierarchy as of June 30, 2025 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First Lien - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity	Total
Balance as of December 31, 2024	$31,659	$134,095	$-	$-	$3,176	$4,260	$173,190
Amortized discounts/premiums	(51)	304	(22)	-	2	-	233
Paid in-kind interest	-	523	-	-	213	-	736
Net realized gain (loss)	-	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation)	1,480	2,091	81	-	4	1,284	4,940
Purchases	27,710	108,053	2,618	-	-	1,996	140,377
Sales/principal repayments/paydowns	(5,188)	(6,171)	-	-	-	-	(11,359)
Transfers in	7,670	-	-	-	-	-	7,670
Transfers out	(699)	-	-	-	-	-	(699)
Balance as of June 30, 2025	$62,581	$238,895	$2,677	$-	$3,395	$7,540	$315,088
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	1,510	2,148	81	-	4	1,284	5,027

During the six months ended June 30, 2025, the Company recorded $699 in transfers out from Level 3 to Level 2 due to an increase in observable inputs in market data and $7,670 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of June 30, 2026 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$145,163	Discounted Cash Flows	Discount Rate	6.3%	-	9.7%	(8.6%)
	14,889	Transaction Precedent	Transaction Price			N/A
	3,404	Broker Quoted	Broker Quote			N/A
	$163,456

Unitranche First Lien	$464,852	Discounted Cash Flows	Discount Rate	7.0%	-	12.0%	(8.8%)
	4,588	Enterprise Value	Comparable EBITDA Multiple	9.4x	-	9.4x	(9.4x)
	94,977	Transaction Precedent	Transaction Price			N/A
	$564,417

Unitranche First Lien - Last Out	$2,369	Discounted Cash Flows	Discount Rate	7.6%	-	17.1%	(16.5%)
	$2,369

Senior Secured Second Lien	$7,722	Discounted Cash Flows	Discount Rate	9.3%	-	9.3%	(9.3%)
Senior Secured Second Lien	17,664	Transaction Precedent	Transaction Price			N/A
	$25,386

Unsecured Debt	$22,621	Discounted Cash Flows	Discount Rate	9.5%	-	14.3%	(10.2%)
	$22,621

Equity	$13,651	Enterprise Value	Comparable EBITDA Multiple	10.5x	-	25.1x	(17.3x)
	6,972	Transaction Precedent	Transaction Price			N/A
	$20,623

Total	$798,872

Security Type	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$59,591	Discounted Cash Flows	Discount Rate	5.5%	-	9.4%	(8.4%)
	2,230	Transaction Precedent	Transaction Price			N/A
	17,547	Broker Quoted	Broker Quote			N/A
	$79,368

Unitranche First Lien	$296,442	Discounted Cash Flows	Discount Rate	7.6%	-	14.8%	(9.1%)
	85,091	Transaction Precedent	Transaction Price			N/A
	1,813	Broker Quoted	Broker Quote			N/A
	$383,346

Unitranche First Lien - Last Out	$2,613	Discounted Cash Flows	Discount Rate	7.6%	-	12.9%	(12.6%)
	$2,613

Senior Secured Second Lien	$10,300	Discounted Cash Flows	Discount Rate	9.4%	-	9.4%	(9.4%)
	$10,300

Unsecured Debt	$3,633	Discounted Cash Flows	Discount Rate			13.6%
	$3,633

Equity	$10,791	Enterprise Value	Comparable EBITDA Multiple	7.8x	-	26.6x	(16.3x)
	$10,791

Total	$490,051

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

Note 6. Debt

Debt consisted of the following:

	As of June 30, 2026				As of December 31, 2025
(in $ thousands)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)
JPM Funding Facility III	$650,000	$418,835	$231,165	$418,835	$575,000	$419,972	$155,028	$419,972
Total Debt	$650,000	$418,835	$231,165	$418,835	$575,000	$419,972	$155,028	$419,972
(1)
The amount available is subject to any limitations related to the credit facility borrowing base.
(2)
The amount presented excludes netting of deferred financing costs.

(3)
As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2026 and 2025 was 5.72% and 7.10%, respectively. The weighted average borrowings outstanding for the six months ended June 30, 2026 and 2025 were $441,626 and $136,899, respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of June 30, 2026 and December 31, 2025, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the JPM Funding Facility III were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility III on a straight-line basis which approximates the effective interest method. As of June 30, 2026 and December 31, 2025, deferred financing costs related to the JPM Funding Facility III were $6,163 and $6,873, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the Company’s credit facilities were as follows:

	For the three months ended		For the six months ended
(in $ thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$5,700	$2,266	$11,376	$4,245
Unused facility fees	327	315	606	367
Amortization of financing costs	357	184	710	274
Total interest and other debt financing costs	$6,384	$2,765	$12,692	$4,886
Weighted average outstanding balance	$435,095	$149,552	$441,626	$136,899

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

During the six months ended June 30, 2026, the Company’s average USD notional exposure, calculated daily on a weighted average basis on the duration of each forward contract, of foreign currency forward contracts was $1,412. During the six months ended June 30, 2025, the Company did not hold any derivatives.

The following table sets forth the Company’s net exposure to a foreign currency forward contract that is subject to ISDA Master Agreements or similar agreements (in thousands). As of December 31, 2025, the Company did not hold any derivatives.

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
June 30, 2026	NatWest Markets Plc	$104	$(58)	$46	$-	$46

(1) Amount excludes excess cash collateral paid.

(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net realized gain (loss) on foreign currency forward contracts	$473	$-	$473	$-
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(193)	-	46	-
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$280	$-	$519	$-

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of June 30, 2026		As of December 31, 2025
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Accurate Finance Sub, LLC (7)	Delayed Draw Term Loan	9/2/2027	300	9/2/2027	300
Accurate Finance Sub, LLC (7)	Revolver	9/2/2032	101	9/2/2032	150
Americana Partners LLC (7)	Delayed Draw Term Loan	5/2/2027	1,925	5/2/2027	1,925
Americana Partners LLC (7)	Revolver	5/2/2031	425	5/2/2031	425
Ancora Bidco PTY LTD (11)	Delayed Draw Term Loan	5/6/2027	114	5/6/2027	723
Angels of Care (7)	Delayed Draw Term Loan	3/25/2028	1,050	n/a	-
Angels of Care (7)	Revolver	2/11/2030	400	2/11/2030	400
Angels of Care (3)	Delayed Draw Term Loan	n/a	-	2/9/2026	576
Arrow Management Acquisition, LLC (9)	Delayed Draw Term Loan	7/25/2027	5,932	7/25/2027	6,871
Arrow Management Acquisition, LLC (7)	Revolver	7/25/2032	1,580	7/25/2032	1,512
Aryeh Bidco Investment Ltd. (7)	Delayed Draw Term Loan	1/14/2028	3,939	n/a	-
Aryeh Bidco Investment Ltd. (7)	Revolver	1/14/2033	2,889	n/a	-
Avalign Technologies, Inc. (7)	Revolver	12/20/2028	294	12/20/2028	461
Avidity Acquisition B.V. (9)	Delayed Draw Term Loan	3/4/2029	28	3/4/2029	29
Beyond Risk Management, Inc. (7)	Delayed Draw Term Loan	3/9/2028	900	n/a	-
Beyond Risk Management, Inc. (7)	Revolver	3/13/2033	400	n/a	-
Bonterra LLC (7)	Revolver	3/5/2032	1,077	3/5/2032	1,145
Bonterra LLC (9)	Delayed Draw Term Loan	10/8/2027	2,609	10/8/2027	3,940
Bristol Hospice, LLC (7)	Revolver	8/26/2032	2,313	8/26/2032	2,313
Buyer Cascade Acquiror, Inc. (7)	Revolver	5/18/2033	3,647	n/a	-
BV MRP Buyer, LLC (7)	Revolver	1/21/2032	1,825	n/a	-
BV MRP Buyer, LLC (9)	Delayed Draw Term Loan	1/21/2028	6,076	n/a	-
BVI Medical Inc. (7)	Delayed Draw Term Loan	9/7/2027	86	9/7/2027	227
BVI Medical Inc. (7)	Revolver	3/7/2032	556	3/7/2032	657
C-4 Analytics (3)	Delayed Draw Term Loan	n/a	-	5/14/2026	1,850
C-4 Analytics (7)	Revolver	5/14/2030	525	5/14/2030	525
CallRevu, LLC (7)	Revolver	10/10/2032	25	10/10/2032	25
Career Certified LLC (7)	Revolver	2/19/2031	100	2/19/2031	100
Career Certified LLC (9)	Delayed Draw Term Loan	2/19/2027	51	2/19/2027	51
Cary Street Partners (7)	Revolver	5/30/2031	350	5/30/2031	350
Cary Street Partners (9)	Delayed Draw Term Loan	5/30/2027	2,540	5/30/2027	2,672
CCI Buyer, Inc (7)	Revolver	5/13/2032	1,653	5/13/2032	1,653
Chicago US Midco III (3)	Delayed Draw Term Loan	n/a	-	10/29/2032	362
CLI Bidco B.V. (5)	Delayed Draw Term Loan	2/3/2033	97	n/a	-
CMG Holdco (7)	Revolver	10/31/2028	143	10/31/2028	526

CMG Holdco (7)	Revolver	11/19/2030	702	11/19/2030	702
CMG Holdco (9)	Delayed Draw Term Loan	10/31/2028	92	10/31/2028	395
CMG Holdco (9)	Delayed Draw Term Loan	10/31/2028	617	10/31/2028	617
CMG Holdco (9)	Delayed Draw Term Loan	7/17/2027	4,430	7/17/2027	4,430
Concord III, LLC (7)	Revolver	12/20/2028	81	12/20/2028	81
Conservice Midco LLC (7)	Revolver	2/10/2033	4,204	n/a	-
Constellation Wealth Capital Fund II (3) (14)	Partnership Interests	n/a	7,688	n/a	-
CRS TH Holdings, Corp. (7)	Revolver	12/31/2032	300	12/31/2032	300
CRS TH Holdings, Corp. (9)	Delayed Draw Term Loan	12/31/2027	450	12/31/2027	450
Dawson Logan 2025-L5 LP (3)	Delayed Draw Commitment	10/9/2040	3,483	n/a	-
DecisionHR Holdings, Inc (7)	Delayed Draw Term Loan	12/8/2027	200	12/8/2027	200
DecisionHR Holdings, Inc (7)	Revolver	12/8/2031	100	12/8/2031	100
Dispatch Acquisition Holdings, LLC (7)	Revolver	11/19/2032	2,731	11/19/2032	2,942
Duraserv LLC (3)	Delayed Draw Term Loan	n/a	-	6/10/2026	735
Duraserv LLC (7)	Revolver	6/10/2030	571	6/10/2030	774
Duraserv LLC (7)	Delayed Draw Term Loan	11/12/2027	3,571	11/12/2027	3,571
Essential Services Holding Corporation (3)	Delayed Draw Term Loan	n/a	-	6/17/2026	744
Essential Services Holding Corporation (7)	Revolver	6/17/2030	260	6/17/2030	279
Evergreen IX Borrower 2023, LLC (7)	Revolver	9/29/2029	500	9/29/2029	500
Foreside Financial Group, LLC (7)	Delayed Draw Term Loan	6/26/2028	3,516	n/a	-
Foreside Financial Group, LLC (7)	Revolver	9/30/2029	1,159	n/a	-
Galway Borrower, LLC (3)	Revolver	n/a	-	9/30/2028	598
Galway Borrower, LLC (3)	Delayed Draw Term Loan	n/a	-	2/7/2026	4,368
GB Eagle Buyer, Inc. (3)	Delayed Draw Term Loan	n/a	-	11/14/2027	10,404
GB Eagle Buyer, Inc. (7)	Revolver	12/1/2030	513	12/1/2030	513
GB Eagle Buyer, Inc. (7)	Revolver	12/1/2030	4,141	12/1/2030	4,141
Granicus, Inc. (7)	Revolver	1/17/2031	504	1/17/2031	548
Granicus, Inc. (7)	Delayed Draw Term Loan	8/2/2026	66	8/2/2026	66
Halo Buyer Inc (7)	Revolver	8/7/2029	278	8/7/2029	335
Hamsard 3778 Limited (12)	Delayed Draw Term Loan	10/28/2031	582	10/28/2031	590
Hanger, Inc. (3)	Delayed Draw Term Loan	n/a	-	10/23/2031	93
Headlands Buyer, Inc. (7)	Delayed Draw Term Loan	9/29/2027	2,747	9/29/2027	2,747
Headlands Buyer, Inc. (7)	Revolver	9/29/2032	1,173	9/29/2032	1,283
HES Facilities (7)	Delayed Draw Term Loan	3/2/2028	3,527	n/a	-
HES Facilities (7)	Revolver	3/2/2033	2,740	n/a	-

HP Irish Merger Sub, Inc. (3)	Delayed Draw Term Loan	5/14/2028	2,895	n/a	-
HP Irish Merger Sub, Inc. (4)	Revolver	5/14/2033	2,533	n/a	-
HPOne (7)	Delayed Draw Term Loan	8/18/2027	1,200	8/18/2027	1,200
HPOne (7)	Revolver	8/18/2031	3,000	8/18/2031	3,000
Husky Holding LLC (3)	Delayed Draw Term Loan	n/a	-	2/15/2029	59
Iris Buyer, LLC (7)	Revolver	10/2/2029	505	10/2/2029	505
Iris Buyer, LLC (9)	Delayed Draw Term Loan	10/2/2030	234	10/2/2030	235
IVX Health Holdings, Inc. (7)	Revolver	6/7/2030	2,559	n/a	-
IVX Health Holdings, Inc. (7)	Revolver	6/7/2030	1,408	6/7/2030	1,408
Just Right HVAC, LLC (9)	Revolver	2/13/2029	40	n/a	-
Just Right HVAC, LLC (9)	Delayed Draw Term Loan	2/13/2029	45	n/a	-
King Risk Partners LLC (7)	Revolver	4/23/2031	450	4/23/2031	450
King Risk Partners LLC (8)	Delayed Draw Term Loan	1/30/2028	3,250	n/a	-
King Risk Partners LLC (8)	Delayed Draw Term Loan	4/23/2027	404	4/23/2027	1,031
Klick Inc. (7)	Delayed Draw Term Loan	11/5/2027	-	11/5/2027	3,516
Klick Inc. (7)	Revolver	11/5/2032	3,516	11/5/2032	3,516
Landscape Workshop LLC (7)	Revolver	5/16/2031	3,405	5/16/2031	2,841
Landscape Workshop LLC (9)	Delayed Draw Term Loan	5/16/2027	95	5/16/2027	3,826
Landscape Workshop LLC (9)	Delayed Draw Term Loan	3/12/2028	7,297	n/a	-
Lawn Star Buyer, LLC (6)	Revolver	6/2/2031	560	6/2/2031	700
Lightspeed Buyer, Inc. (7)	Revolver	2/6/2032	1,695	n/a	-
Lightspeed Buyer, Inc. (7)	Delayed Draw Term Loan	2/6/2032	7,477	n/a	-
LTC Ally Inc (7)	Revolver	4/30/2031	200	4/30/2031	200
Marlabs (7)	Revolver	8/5/2030	143	8/5/2030	283
Marlabs (9)	Delayed Draw Term Loan	2/5/2028	1,350	2/5/2028	1,350
MB2 Dental (7)	Revolver	2/13/2031	326	2/13/2031	315
MB2 Dental (7)	Delayed Draw Term Loan	3/11/2027	555	n/a	-
Medical Review Institute of America (7)	Revolver	7/1/2030	800	7/1/2030	736
Medicus IT (7)	Revolver	7/9/2030	963	7/9/2030	1,018
Medicus IT (7)	Revolver	6/30/2032	772	6/30/2032	816
Medicus IT (9)	Delayed Draw Term Loan	6/30/2027	262	6/30/2027	262
Medicus IT (9)	Delayed Draw Term Loan	7/9/2026	2,800	7/9/2026	2,800
National Mentor Holdings, Inc. (3)	Delayed Draw Term Loan	n/a	-	12/5/2030	369
Net Health Acquisition Corp. (7)	Revolver	7/5/2031	1,136	7/5/2031	1,136
Olyos Group (10)	Delayed Draw Term Loan	6/26/2028	430	6/26/2028	3,424
Olyos Group (10)	Delayed Draw Term Loan	6/26/2028	4,571	n/a	-
Online Labels Group, LLC (7)	Revolver	12/19/2029	200	12/19/2029	200
Online Labels Group, LLC (9)	Delayed Draw Term Loan	12/16/2027	88	12/19/2025	88

Online Labels Group, LLC (9)	Delayed Draw Term Loan	12/16/2027	175	12/19/2025	175
Parts Town (3)	Delayed Draw Term Loan	n/a	-	4/16/2026	318
Pegasus Steel (9)	Delayed Draw Term Loan	7/26/2026	139	1/19/2026	197
Pegasus Steel (9)	Delayed Draw Term Loan	7/26/2026	343	1/19/2026	343
Pegasus Steel (9)	Delayed Draw Term Loan	7/26/2026	385	1/19/2026	431
PI Buyer LLC (9)	Delayed Draw Term Loan	8/29/2032	210	8/29/2032	300
PI Buyer LLC (7)	Revolver	8/29/2032	100	8/29/2032	100
Pipe Bidco GmbH (9)	Delayed Draw Term Loan	1/13/2033	4,994	n/a	-
Pitch MidCo B.V. (11)	Delayed Draw Term Loan	4/26/2028	1,143	4/26/2028	1,174
Premier Care Dental Management, LLC (8)	Delayed Draw Term Loan	7/16/2027	2,057	7/16/2027	5,738
Qinetic, Inc. (7)	Delayed Draw Term Loan	10/30/2028	4,000	n/a	-
Qinetic, Inc. (7)	Revolver	4/30/2033	2,000	n/a	-
Rightworks LLC (7)	Revolver	5/21/2029	150	5/21/2029	285
RN Enterprises, LLC (7)	Revolver	10/17/2031	652	10/17/2031	932
RN Enterprises, LLC (9)	Delayed Draw Term Loan	10/17/2026	1,239	10/17/2026	1,572
RWA Wealth Partners, LLC. (7)	Revolver	11/15/2030	400	11/15/2030	400
RWA Wealth Partners, LLC. (8)	Delayed Draw Term Loan	11/15/2026	1,068	11/15/2026	1,068
Saarni (3)	Delayed Draw Term Loan	n/a	-	3/19/2032	5
Schellman Holdings, LLC (3)	Delayed Draw Term Loan	4/21/2028	2,857	n/a	-
Schellman Holdings, LLC (7)	Revolver	4/21/2033	4,286	n/a	-
Security Risk Advisors Intl, LLC (9)	Delayed Draw Term Loan	9/30/2031	650	9/30/2031	650
Security Risk Advisors Intl, LLC (9)	Revolver	9/30/2031	433	9/30/2031	433
SIG Parent Holdings, LLC (6)	Delayed Draw Term Loan	2/25/2028	16,500	n/a	-
SIG Parent Holdings, LLC (7)	Revolver	8/21/2031	809	n/a	-
Solvias AG LP (7)	Revolver	2/27/2032	1,555	2/27/2032	1,586
SPI Holdco, LLC (7)	Revolver	4/21/2032	200	n/a	-
SPI Holdco, LLC (9)	Delayed Draw Term Loan	4/21/2028	250	n/a	-
The Hilb Group, LLC (7)	Delayed Draw Term Loan	10/31/2026	344	10/31/2026	947
The Hilb Group, LLC (7)	Revolver	10/31/2031	504	10/31/2031	580
Trace3 (Escape Velocity Holdings) (7)	Delayed Draw Term Loan	10/29/2032	168	10/29/2032	178
Tree Guardians Holdings LLC (7)	Revolver	1/26/2032	200	n/a	-
Tree Guardians Holdings LLC (9)	Delayed Draw Term Loan	1/26/2028	1,315	n/a	-
Trintech, Inc. (7)	Revolver	1/29/2028	968	n/a	-
Trintech, Inc. (8)	Delayed Draw Term Loan	1/29/2033	1,290	n/a	-
Tropolis Holdings LLC (7)	Revolver	2/28/2031	100	2/28/2031	100

Tropolis Holdings LLC (9)	Delayed Draw Term Loan	10/4/2027	603	10/4/2027	721
UHY Advisors , Inc. (7)	Revolver	11/21/2031	355	11/21/2031	320
UHY Advisors , Inc. (8)	Delayed Draw Term Loan	11/21/2026	595	11/21/2026	1,563
Unosquare, LLC (7)	Revolver	6/2/2031	550	6/2/2031	550
Unosquare, LLC (9)	Delayed Draw Term Loan	6/2/2027	1,400	6/2/2027	1,400
USALCO (3)	Delayed Draw Term Loan	n/a	-	9/30/2031	177
Van Der Steen (13)	Delayed Draw Term Loan	5/7/2028	1,164	n/a	-
Vrs Buyer (3)	Delayed Draw Term Loan	n/a	-	10/11/2032	62
WCT Group Holdings, LLC (7)	Revolver	12/12/2029	229	n/a	-
WCT Group Holdings, LLC (7)	Revolver	12/12/2029	457	12/12/2029	457
WCT Group Holdings, LLC (7)	Delayed Draw Term Loan	8/25/2027	-	8/25/2027	43
WCT Group Holdings, LLC (9)	Revolver	12/12/2029	229	12/12/2029	229
Total			$209,106		$130,592

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of June 30, 2026 and December 31, 2025.
(3)
Investment pays no fee on the unfunded portion of the revolving credit facility, delayed draw term loan facility or partnership interests.
(4)
Investment pays 0.25% fee on the unfunded portion of the revolving credit facility or delayed draw term loan facility.
(5)
Investment pays 0.35% fee on the unfunded portion of the revolving credit facility or delayed draw term loan facility.
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
(13)
Investment pays 1.73% fee on the unfunded portion of the revolving credit facility or delayed draw term loan facility.
(14)
As of June 30, 2026, the Company had an unfunded capital commitment related to its investment in Constellation Wealth Capital Fund II.

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

As of June 30, 2026, pursuant to subscription agreements entered into with the Private Placement Investors and shares issued through its public offering that commenced on August 1, 2024, the Company has issued approximately 21,019,303 of its Class I shares, approximately 7,091 of its Class S shares and approximately 929 of its Class D shares and raised gross proceeds of approximately $557,494, $190 and $25, respectively.

The following table summarizes transactions in common shares during the periods noted.

	For the six months ended June 30, 2026		For the six months ended June 30, 2025
(in $ thousands except share amounts)	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,833,090	$102,141	3,009,571	$80,925
Share transfers between classes	-	-	-	-
Distributions reinvested	1,165	31	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	3,834,255	$102,172	3,009,571	$80,925
CLASS S
Subscriptions	4,624	$124	1,786	$48
Share transfers between classes	-	-	-	-
Distributions reinvested	108	3	27	1
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	4,732	$127	1,813	$49
CLASS D
Subscriptions	929	$25	-	$-
Share transfers between classes	-	-	-	-
Distributions reinvested	-	-	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	929	$25	-	$-

Net Asset Value per Share and Offering Price

The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares of beneficial interest for the period from January 1, 2025 through June 30, 2026.

Date	Class I	Class S	Class D
January 31, 2025	27.03	-	-
February 28, 2025	26.99	-	-
March 31, 2025	26.88	-	-
April 30, 2025	26.76	26.76	-
May 31, 2025	26.92	26.92	-
June 30, 2025	27.14	27.14	-
July 31, 2025	27.11	27.11	-
August 31, 2025	27.20	27.20	-
September 30, 2025	27.02	27.02	-
October 31, 2025	26.89	26.89	-
November 30, 2025	26.89	26.89	-
December 31, 2025	27.06	27.06	-
January 31, 2026	26.90	26.90	26.90
February 28, 2026	26.58	26.58	26.58
March 31, 2026	26.27	26.27	26.27
April 30, 2026	26.36	26.36	26.36
May 31, 2026	26.32	26.32	26.32
June 30, 2026	26.26	26.26	26.26

Distributions

The Company declared monthly regular and special distributions for its Class I shares, Class S shares and Class D shares. The following table presents the monthly regular and special distributions that were declared and payable during the six months ended June 30, 2026.

(in $ thousands, except per share amounts)			Class I Distributions			Class S Distributions			Class D Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount		Per Share	Amount
January 31, 2026	January 30, 2026	February 27, 2026	$0.160	$3,010		$0.141	$0		$-	$-
January 31, 2026	January 30, 2026	February 27, 2026	0.040	752	(1)	0.040	0	(1)	-	-
February 28, 2026	February 25, 2026	March 30, 2026	0.165	3,110		0.146	1		0.159	0
March 31, 2026	March 27, 2026	April 30, 2026	0.165	3,161		0.146	1		0.159	0
March 31, 2026	March 27, 2026	April 30, 2026	0.070	1,341	(1)	0.070	0	(1)	0.070	0	(1)
April 30, 2026	April 28, 2026	May 27, 2026	0.165	3,377		0.146	1		0.160	0
May 31, 2026	May 22, 2026	June 30, 2026	0.165	3,441		0.146	1		0.160	0
June 30, 2026	June 25, 2026	July 31, 2026	0.165	3,468		0.146	1		0.160	0
June 30, 2026	June 25, 2026	July 31, 2026	0.045	946	(1)	0.045	0	(1)	0.045	0	(1)
			$1.140	$22,606	(2)	$1.026	$6	(2)	$0.913	$1	(2)

(1) Represents a special distribution

(2) Totals may not add up due to rounding

The following table presents the monthly regular and special distributions that were declared and payable during the six months ended June 30, 2025.

(in $ thousands, except per share amounts)			Class I Distributions			Class S Distributions			Class D Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount		Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1,119		$-	$-		$-	$-
January 31, 2025	January 29, 2025	February 27, 2025	0.06	419	(1)	-	-		-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1,119		-	-		-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.06	419	(1)	-	-		-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1,119		-	-		-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.06	419	(1)	-	-		-	-
April 30, 2025	April 28, 2025	May 28, 2025	0.16	1,509		0.14	0		-	-
April 30, 2025	April 28, 2025	May 28, 2025	0.06	566	(1)	0.06	0	(1)	-	-
May 31, 2025	May 22, 2025	June 27, 2025	0.16	1,548		0.14	0		-	-
May 31, 2025	May 22, 2025	June 27, 2025	0.06	580	(1)	0.06	0	(1)	-	-
June 30, 2025	June 25, 2025	July 29, 2025	0.16	1,550		0.14	0		-	-
June 30, 2025	June 25, 2025	July 29, 2025	0.06	581	(1)	0.06	0	(1)	-	-
			$1.32	$10,948	(2)	$0.60	$1	(2)	$-	$-

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

In accordance with the Company’s share repurchase program, the Company made two share repurchase offers in the first two quarters of both 2026 and 2025. There were no share repurchases actually completed for the six months ended June 30, 2026 and 2025.

Note 10. Financial Highlights

Below is the schedule of the Company’s financial highlights for the six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	For the six months ended June 30, 2026			For the six months ended June 30, 2025
	Class I	Class S	Class D	Class I	Class S	Class D
Per Share Data:
Net asset value, beginning of period	$27.06	$27.06	$-	$27.06	$-	$-
Capital contribution	-	-	26.90	-	26.88	-
Net investment income (1)	1.08	0.97	0.88	1.29	0.56	-
Net realized and unrealized gains (losses) on investments (1)(2)	(0.74)	(0.74)	(0.61)	0.11	0.30	-
Net increase (decrease) in net assets resulting from operations	0.34	0.23	0.27	1.40	0.86	-
Distributions declared from net investment income (8)	(1.14)	(1.03)	(0.91)	(1.32)	(0.60)	-
Total increase (decrease) in net assets	(0.80)	(0.80)	26.26	0.08	27.14	-
Net asset value, end of period	$26.26	$26.26	$26.26	$27.14	$27.14	$-
Shares outstanding, end of period	21,019,303	7,091	929	9,687,327	1,813	-
Weighted average shares outstanding	19,855,113	6,068	929	8,301,845	1,791	-
Total return based on net asset value (3)	1.26%	0.82%	1.00%	5.17%	3.20%	-
Ratio/Supplemental Data:
Net assets, end of period	$552,006	$186	$24	$262,915	$49	$-
Ratio of total expenses (excluding expense support and expense support reimbursement) to average net assets (4)(5)(6)	7.16%	8.07%	7.48%	9.97%	9.69%	-
Ratio of net expenses (excluding expense support and expense support reimbursement, and without incentive fees and interest and other debt expenses) to average net assets (6)	2.31%	3.18%	2.57%	5.13%	5.25%	-
Ratio of net investment income to average net assets (6)	8.18%	7.37%	7.98%	10.28%	8.34%	-
Ratio of interest and other debt financing costs to average net assets (6)	4.85%	4.90%	4.91%	4.68%	4.32%	-
Portfolio turnover (7)	34.91%	34.91%	34.91%	18.65%	18.65%	-
Asset coverage ratio	230%	230%	230%	233%	233%	-
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
(5)
The ratio of total expenses to average net assets in the table above includes the Adviser’s voluntary waivers of its right to receive the management, income and capital gains incentive fees. Excluding the effects of the voluntary waivers and including the impact of the expense support, the annualized ratio of total expenses to average net assets for Class I shares would have been 8.28% and 10.97%, respectively, for the six months ended June 30, 2026 and 2025. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets for Class S shares would have been 9.30% and 11.06% for the six months ended June 30, 2026 and 2025. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets for Class D shares would have been 8.54% for the six months ended June 30, 2026.
(6)
Annualized.

(7) Not annualized.

(8) The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9 Net Assets).

Note 11. Income Taxes

For the three and six months ended June 30, 2026, the Company recognized $46 and $73 of excise taxes related to its status as a RIC, respectively. For the three and six months ended June 30, 2025, the Company recognized $81 and $162 of excise taxes related to its status as a RIC, respectively. As of June 30, 2026, and December 31, 2025, $100 and $222 of accrued excise taxes remained payable, respectively.

For the three and six months ended June 30, 2026 and 2025 the Company recognized $0 benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of June 30, 2026 and December 31, 2025, no deferred tax assets or liabilities were recorded on the Consolidated Statements of Assets and Liabilities.

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

	As of June 30, 2026	As of December 31, 2025
Tax Cost (1)	$960,878	$905,241
Gross Unrealized Appreciation	$12,594	$13,386
Gross Unrealized Depreciation	(12,334)	(4,469)
Net Unrealized Investment Appreciation (Depreciation)	$260	$8,917

(1) Tax cost includes cash equivalents

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of June 30, 2026.

On July 28, 2026, the Company announced the declaration of the amounts per share set forth below for its Class I shares, Class S shares, and Class D shares. The distributions for Class I shares, Class S shares, and Class D shares were payable to stockholders of record as of the open of business on July 31, 2026 and will be paid on or about August 31, 2026. The distributions will be paid in cash or reinvested in the Class I shares, Class S shares or Class D shares, respectively, for stockholders participating in the Company’s distribution reinvestment plan.

	Gross Distribution	Stockholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16500	$-	$0.16500
Class S Common Shares	0.16500	0.01860	0.14640
Class D Common Shares	0.16500	0.00547	0.15953

On August 1, 2026, pursuant to the Offering, the Company received approximately $33,675 in subscriptions from third party unaffiliated investors. The purchase price per Class I share, Class S share and Class D share will equal the Company’s net asset value per Class I share, Class S share and Class D share, respectively, as of the last calendar day of July 31, 2026 (the “July NAV”), which is generally expected to be available within 20 business days after August 1, 2026. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the July NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, August 1, 2026.

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

Organization and offering expenses were incurred by the Adviser on our behalf until the commencement of the Offering (as defined below). Any organization and offering expenses incurred by us, including reimbursements to the Adviser, are expensed as incurred subject to the Expense Support Agreement. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pays on our behalf), subject to certain conditions. See “Components of Operations - Expenses - Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of June 30, 2026		As of December 31, 2025
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$296.6	31.4%	$458.5	52.1%
Unitranche First Lien	564.4	59.7	383.3	43.6
Unitranche First Lien - Last Out	2.4	0.3	2.6	0.3
Senior Secured Second Lien	25.4	2.7	10.3	1.2
Unsecured Debt	22.6	2.4	3.6	0.4
Equity	20.6	2.2	10.8	1.2
LLC/LP Equity Interests	12.7	1.3	10.5	1.2
Total Investments	$944.7	100.0%	$879.6	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
New investments at cost:
Senior Secured First Lien	$3.2	$107.7	$116.8	$137.6
Unitranche First Lien	129.0	79.2	227.9	118.0
Unitranche First Lien - Last Out	-	0.4	-	3.0
Senior Secured Second Lien	17.7	-	17.7	-
Unsecured Debt	10.5	-	23.2	-
Equity	6.9	1.8	10.2	3.0
LLC/LP Equity Interests	1.7	3.0	2.3	3.0
Total Investments	$169.0	$192.1	$398.1	$264.6
Proceeds from investments sold or repaid:
Senior Secured First Lien	$64.7	$(8.5)	$269.3	$36.9
Unitranche First Lien	36.8	23.0	43.8	24.0
Unitranche First Lien - Last Out	-	-	0.1	2.0
Senior Secured Second Lien	-	-	2.5	-
Unsecured Debt	-	-	3.5	-
Equity	-	-	-	2.0
LLC/LP Equity Interests	-	-	-	-
Total Proceeds	$101.5	$14.5	$319.2	$64.9
Net increase (decrease) in portfolio	$67.5	$177.7	$78.9	$199.8

The following table presents certain selected information regarding our investment portfolio:

	As of June 30, 2026	As of December 31, 2025
Weighted average yield on income producing securities (at cost) (1)	8.6%	8.3%
Percentage of debt bearing a floating rate (at fair value)	97.9%	99.6%
Percentage of debt bearing a fixed rate (at fair value)	2.1%	0.4%
Number of portfolio companies	185	246

(1) Includes performing debt and other income producing investments (excluding investments on non-accrual).

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of June 30, 2026				As of December 31, 2025
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$905.6	99.1%	$906.8	99.5%	$852.6	100.0%	$858.3	100.0%
Non-Accrual	7.8	0.9%	4.6	0.5%	-	0.0%	-	0.0%
Total	$913.4	100.0%	$911.4	100.0%	$852.6	100.0%	$858.3	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026, we had investments in one portfolio company on non-accrual status, which represented 0.9% and 0.5% of the total debt investments at cost and fair value, respectively. As of December 31, 2025, we had no investments on non-accrual status.

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

($ in millions)	As of June 30, 2026		As of December 31, 2025
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$47.8	5.1%	$20.0	2.3%
2	890.1	94.2	852.5	96.9
3	2.2	0.2	7.1	0.8
4	4.6	0.5	-	-
5	-	-	-	-
Total	$944.7	100.0%	$879.6	100.0%

RESULTS OF OPERATIONS

Summarized statement of operations

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Total investment income	$20.6	$9.5	$40.7	$17.1
Total net expenses, including taxes	9.9	3.6	19.3	6.4
Net investment income	$10.7	$5.9	$21.4	$10.7
Net realized gain (loss) on investments	0.6	(0.4)	(7.1)	(0.7)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	(0.3)	3.4	(6.9)	2.2
Net realized and unrealized gains (losses)	$0.3	$3.0	$(14.0)	$1.5
Net increase (decrease) in net assets resulting from operations	$11.0	$8.9	$7.4	$12.2

Investment income

	For the three months ended June 30,		For the six months ended June 30,
(in $ millions)	2026	2025	2026	2025
Interest from investments	$19.9	$8.9	$39.1	$15.8
Paid-in-kind interest	0.3	0.3	0.5	0.7
Dividend income	0.3	0.1	0.8	0.2
Other income	0.1	0.2	0.3	0.4
Total investment income	$20.6	$9.5	$40.7	$17.1

For the three and six months ended June 30, 2026, total investment income, which includes interest income and accretion of OID, was $20.6 million and $40.7 million, respectively. For the three and six months ended June 30, 2025, total investment income, which includes interest income and accretion of OID, was $9.5 million and $17.1 million, respectively. The increase was primarily a result of an increase in the average size of our investment portfolio. We expect total investment income to continue to increase with the growing portfolio.

Net expenses

	For the three months ended June 30,		For the six months ended June 30,
(in $ millions)	2026	2025	2026	2025
Interest and other debt financing costs	$6.4	$2.8	$12.7	$4.9
Offering costs	0.2	1.0	0.4	2.0
Management fees	1.7	0.8	3.3	1.4
Income based incentive fees	1.4	0.5	2.8	0.8
Capital gains based incentive fees	-	0.4	(0.5)	0.2
Professional fees	0.2	0.4	0.7	0.5
Directors’ fees	0.0	0.1	0.1	0.1
Administrative services expenses	0.5	0.3	0.7	0.7
Other general and administrative expenses	0.3	0.1	0.8	0.6
Total expenses	$10.7	$6.4	$21.0	$11.2
Management fees waiver	(0.0)	(0.0)	(0.0)	(0.0)
Income based incentive fees waiver	(1.4)	(0.5)	(2.8)	(0.8)
Capital gains based incentive fees waiver	-	(0.4)	0.5	(0.2)
Expense support	-	(2.0)	-	(4.0)
Expense support reimbursement	0.6	-	0.6	-
Net expenses	$9.9	$3.5	$19.3	$6.2
Provision for excise taxes	0.0	0.1	0.0	0.2
Total	$9.9	$3.6	$19.3	$6.4

For the three and six months ended June 30, 2026, total net expenses, including the impact of the fee waivers, were $9.9 million and $19.3 million, respectively. For the three and six months ended June 30, 2025, total net expenses, including the impact of the fee waivers and expense support, were $3.6 million and $6.4 million, respectively. The increase was primarily as a result of an increase in the average size of our investment portfolio and the associated increase in weighted average debt outstanding. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Net investment income

For the three and six months ended June 30, 2026, net investment income was $10.7 million and $21.4 million, respectively. For the three and six months ended June 30, 2025, net investment income was $5.9 million and $10.7 million, respectively. Net investment income can vary substantially from period to period due to various factors including net deployment, credit facilities usage and market base rates. The increase was primarily a result of an increase in the average size of our investment portfolio.

Net realized and unrealized gains (losses) on investments

For the three and six months ended June 30, 2026, we recorded net realized and unrealized appreciation (depreciation) on investments of $0.3 million and $(14.0) million, respectively. For the three and six months ended June 30, 2025, we recorded net realized and unrealized appreciation (depreciation) on investments of $3.0 million and $1.5 million, respectively. The change in net unrealized gains on investments is primarily driven by the performance of our investment portfolio.

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

During the six months ended June 30, 2026 and 2025, our average USD notional exposure, calculated daily on a weighted average basis on the duration of each forward contract, of foreign currency forward contracts was $1.4 million and $0, respectively.

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

As of June 30, 2026, we had $29.5 million in cash and cash equivalents and $231.2 million of undrawn capacity on our credit facilities (as defined below) subject to borrowing base and other limitations. As of June 30, 2026, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on current cash, availability under our credit facility, short-term investments and ongoing principal repayments on debt investment assets.

As of June 30, 2026, we were in compliance with our asset coverage requirements under the Investment Company Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of June 30, 2026. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our NAV as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

	As of June 30, 2026				As of December 31, 2025
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)
JPM Funding Facility III	$650.0	$418.8	$231.2	$418.8	$575.0	$420.0	$155.0	$420.0
Total Debt	$650.0	$418.8	$231.2	$418.8	$575.0	$420.0	$155.0	$420.0

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

(3) As of June 30, 2026 and December 31, 2025, the carrying amount of the outstanding debt approximated fair value, unless otherwise noted.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2026 and 2025 was 5.72% and 7.10%, respectively. The weighted average borrowings outstanding for the six months ended June 30, 2026 and 2025 were $441.6 million and $136.9 million, respectively.

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

The summary of costs incurred in connection with our credit facilities is presented below:

	For the three months ended		For the six months ended
(in $ millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$5.7	$2.3	$11.4	$4.2
Unused facility fees	0.3	0.3	0.6	0.4
Amortization of financing costs	0.4	0.2	0.7	0.3
Total interest and other debt financing costs	$6.4	$2.8	$12.7	$4.9
Weighted average outstanding balance	$435.1	$149.6	$441.6	$136.9

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

As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 230% and 221%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6 “Debt” to our consolidated financial statements for more detail on the credit facilities.

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

The Private Placement Investors’ subscriptions were initially drawn down at a price of $25.00 per share, and subsequent subscriptions were priced at our current NAV at the time of contribution. Since our commencement of operations through June 30, 2026, we received $168.0 million of committed capital from the Private Placements, and in exchange therefore, we issued approximately 6,543,033 Class I shares to four stockholders, including the investment from our sole initial stockholder.

On August 1, 2024, we held the first closing in our public offering on a continuous basis of our Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to a Registration Statement on Form N-2 (the “Offering”). As of June 30, 2026, pursuant to the Private Placements and our Offering that commenced on August 1, 2024, we have issued approximately 21,027,323 Class I, Class S and Class D shares and raised gross proceeds of approximately $557.7 million since inception through June 30, 2026. See “Recent Developments” for details on a subsequent issuance of shares.

The following table summarizes transactions in common shares for periods listed.

	For the six months ended June 30, 2026			For the six months ended June 30, 2025
(in $ millions except share amounts)	Shares	Amount		Shares	Amount
CLASS I
Subscriptions	3,833,090	$102.1		3,009,571	$80.9
Share transfers between classes	-	-		-	-
Distributions reinvested	1,165	0.0		-	-
Share repurchases, net of early repurchase deductions	-	-		-	-
Net increase (decrease)	3,834,255	$102.2	(1)	3,009,571	$80.9
CLASS S
Subscriptions	4,624	$0.1		1,786	$0.1
Share transfers between classes	-	-		-	-
Distributions reinvested	108	0.0		27	0.0
Share repurchases, net of early repurchase deductions	-	-		-	-
Net increase (decrease)	4,732	$0.1		1,813	$0.1
CLASS D
Subscriptions	929	$0.0		-	$-
Share transfers between classes	-	-		-	-
Distributions reinvested	-	-		-	-
Share repurchases, net of early repurchase deductions	-	-		-	-
Net increase (decrease)	929	$0.0		-	$-

(1) Totals may not add up due to rounding

The following table lists the Common Shares issued and total consideration for both the Offering and the Private Placements as of June 30, 2026. The table below does not include Common Shares issued through our distribution reinvestment plan. We intend to continue selling Common Shares in the Offering on a monthly basis.

(dollar amounts in millions)	Common Shares issued	Total consideration
Registered Offering:
Class I	14,474,664	$389.4
Class S	6,858	0.2
Class D	929	-
Private Placements:
Class I	6,543,033	$168.0
Class S	-	-
Class D	-	-
Total:	21,025,484	$557.6

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

We declared monthly regular and special distributions for our Class I shares, Class S shares and Class D shares. The following table presents the monthly regular and special distributions that were declared and payable for the six months ended June 30, 2026.

(in $ millions, except per share amounts)			Class I Distributions			Class S Distributions			Class D Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount		Per Share	Amount
January 31, 2026	January 30, 2026	February 27, 2026	$0.160	$3.0		$0.141	$0.0		$-	$-
January 31, 2026	January 30, 2026	February 27, 2026	0.040	0.8	(1)	0.040	0.0	(1)	-	-
February 28, 2026	February 25, 2026	March 30, 2026	0.165	3.1		0.146	0.0		0.159	0.0
March 31, 2026	March 27, 2026	April 30, 2026	0.165	3.2		0.146	0.0		0.159	0.0
March 31, 2026	March 27, 2026	April 30, 2026	0.070	1.3	(1)	0.070	0.0	(1)	0.070	0.0	(1)
April 30, 2026	April 28, 2026	May 27, 2026	0.165	3.4		0.146	0.0		0.160	0.0
May 31, 2026	May 22, 2026	June 30, 2026	0.165	3.4		0.146	0.0		0.160	0.0
June 30, 2026	June 25, 2026	July 31, 2026	0.165	3.5		0.146	0.0		0.160	0.0
June 30, 2026	June 25, 2026	July 31, 2026	0.045	0.9	(1)	0.045	0.0	(1)	0.045	0.0	(1)
			$1.140	$22.6	(2)	$1.026	$0.0	(2)	$0.913	$0.0	(2)
(1)
Represents a special distribution.
(2)
Totals may not add up due to rounding.

The following table presents the monthly regular and special distributions that were declared and payable for the six months ended June 30, 2025.

(in $ millions, except per share amounts)			Class I Distributions			Class S Distributions			Class D Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount		Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1.1		$-	$-		$-	$-
January 31, 2025	January 29, 2025	February 27, 2025	0.06	0.4	(1)	-	-		-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1.1		-	-		-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.06	0.4	(1)	-	-		-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1.1		-	-		-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.06	0.4	(1)	-	-		-	-
April 30, 2025	April 28, 2025	May 28, 2025	0.16	1.5		0.14	0.0		-	-
April 30, 2025	April 28, 2025	May 28, 2025	0.06	0.6	(1)	0.06	0.0	(1)	-	-
May 31, 2025	May 22, 2025	June 27, 2025	0.16	1.5		0.14	0.0		-	-
May 31, 2025	May 22, 2025	June 27, 2025	0.06	0.6	(1)	0.06	0.0	(1)	-	-
June 30, 2025	June 25, 2025	July 29, 2025	0.16	1.6		0.14	0.0		-	-
June 30, 2025	June 25, 2025	July 29, 2025	0.06	0.6	(1)	0.06	0.0	(1)	-	-
			$1.32	$11.0	(2)	$0.60	$0.0	(2)	$-	$-

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

In accordance with our share repurchase program, we made a share repurchase offer in the first two quarters of both 2026 and 2025. There were no share repurchases completed for the six months ended June 30, 2026 or 2025.

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2026 and December 31, 2025, we had aggregate unfunded commitments totaling $209.1 million and $130.6 million, respectively. See Note 8 “Commitments and Contingencies” to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On July 28, 2026, we announced the declaration of the amounts per share set forth below for our Class I shares, Class S shares, and Class D shares. The distributions for Class I shares, Class S shares, and Class D shares were payable to stockholders of record as of the open of business on July 31, 2026 and will be paid on or about August 31, 2026. The distributions will be paid in cash or reinvested in the Class I shares, Class S shares or Class D shares, as applicable, for stockholders participating in our distribution reinvestment plan.

	Gross Distribution	Stockholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16500	$-	$0.16500
Class S Common Shares	0.16500	0.01860	0.14640
Class D Common Shares	0.16500	0.00547	0.15953

On August 1, 2026, pursuant to the Offering, we received approximately $33.7 million in subscriptions from third party unaffiliated investors. The purchase price per Class I share, Class S share and Class D share will equal the Company’s net asset value per Class I share, Class S share and Class D share, respectively, as of the last calendar day of July 31, 2026 (the “July NAV”), which is generally expected to be available within 20 business days after August 1, 2026. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the July NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, August 1, 2026.

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

As of June 30, 2026, 97.9% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statements of Assets and Liabilities as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	$8.9	$4.2	$4.7
Up 75 basis points	6.7	3.1	3.6
Up 50 basis points	4.5	2.1	2.4
Up 25 basis points	2.2	1.0	1.2
Down 25 basis points	(2.2)	(1.0)	(1.2)
Down 50 basis points	(4.5)	(2.1)	(2.4)
Down 75 basis points	(6.7)	(3.1)	(3.6)
Down 100 basis points	(8.9)	(4.2)	(4.7)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Refer to Item 8.01 in our Current Reports on Form 8-K filed with the SEC on April 28, 2026, May 22, 2026, June 25, 2026 and July 28, 2026 for information about unregistered sales of our equity securities during the quarter and subsequent to the quarter end.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Date: August 14, 2026

By:	/s/ Kirill Bouek
Kirill Bouek
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: August 14, 2026