Form 10-Q
period 2026-09-30
Crescent Private Credit Income Corp
filed 2026-11-13
CIK 1954360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares of the Registrant’s common stock, par value $0.01 per share outstanding at November 13, 2026 was 22,508,470 shares of Class I Common Stock (“Class I Shares”), 7,178 shares of Class S Common Stock (“Class S Shares”), and 0 shares of Class D Common Stock (“Class D shares”). Common shares outstanding exclude November 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

11

CRESCENT PRIVATE CREDIT INCOME CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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
•
political and regulatory conditions that contribute to uncertainty and market volatility, including the impact of the recent U.S. midterm elections, any prolonged U.S. government shutdown as well as the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration;
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

PART I. Financial Information
Item 1. Financial Statements

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

	As of September 30, 2026	As of December 31, 2025
Assets	(Unaudited)
Investments, at fair value
Non-controlled non-affiliated investments (cost of $964,785 and $870,675, respectively)	$967,550	$879,592
Cash and cash equivalents	27,022	84,758
Restricted cash and cash equivalents	14,958	13,208
Receivable from unsettled transactions	7,251	1,881
Interest and dividend receivable	3,591	2,402
Deferred offering costs	540	366
Unrealized appreciation on foreign currency forward contracts	125	-
Other assets	12	-
Total assets	$1,021,049	$982,207

Liabilities
Debt (net of deferred financing costs of $5,802 and $6,873, respectively)	$412,358	$413,099
Interest and other debt financing costs payable	5,569	3,770
Distribution payable	4,713	3,437
Accrued expenses and other liabilities	2,315	1,842
Subscriptions received in advance	1,950	43,990
Management fees payable	1,796	1,313
Payable for investments purchased	405	49,687
Total liabilities	$429,106	$517,138

Commitments and Contingencies (Note 8)
Net assets
Common stock, par value $0.01 per share (300,000,000 shares authorized, 22,441,323 and 17,187,406 shares issued and outstanding, respectively)	224	172
Paid-in capital in excess of par value	594,119	454,557
Accumulated earnings/(losses)	(2,400)	10,340
Total net assets	591,943	465,069
Total liabilities and net assets	$1,021,049	$982,207

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Assets and Liabilities
(in thousands, except for per share data)

NET ASSET VALUE PER SHARE	As of September 30, 2026	As of December 31, 2025
	(Unaudited)
Class I Shares:
Net assets	$591,754	$465,005
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	22,434,170	17,185,048
Net asset value per share	$26.38	$27.06
Class S Shares:
Net assets	$189	$64
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	7,153	2,358
Net asset value per share	$26.38	$27.06
Class D Shares:
Net assets	$-	$-
Common Shares outstanding ($0.01 par value, 100,000,000 shares authorized)	-	-
Net asset value per share	$-	$-

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Operations
(in thousands, except for per share data)
(Unaudited)	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$20,775	$12,974	$59,908	$28,736
Paid-in-kind interest	286	351	775	1,087
Dividend income	233	130	1,075	362
Other income	175	165	461	578
Total investment income	21,469	13,620	62,219	30,763

Expenses:
Interest and other debt financing costs	6,188	4,058	18,880	8,944
Management fees	1,820	1,079	5,093	2,465
Income based incentive fees	1,549	880	4,302	1,722
Administrative services expenses	391	334	1,155	1,003
Professional fees	227	242	897	790
Offering costs	229	502	645	2,523
Directors’ fees	51	51	153	208
Other general and administrative expenses	149	254	922	853
Capital gains based incentive fees	-	(191)	(462)	(6)
Total expenses	10,604	7,209	31,585	18,502
Management fees waiver	(25)	(16)	(63)	(40)
Income based incentive fees waiver	(1,549)	(880)	(4,302)	(1,722)
Capital gains based incentive fees waiver	-	191	462	6
Expense support	-	(1,114)	-	(5,108)
Expense support reimbursement	620	-	1,238	-
Net expenses	9,650	5,390	28,920	11,638
Net investment income before taxes	11,819	8,230	33,299	19,125
Provision for excise taxes	50	81	123	243
Net investment income	11,769	8,149	33,176	18,882
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(481)	(1,756)	(8,059)	(2,332)
Foreign currency forward contracts	186	-	659	-
Foreign currency transactions	(18)	(1)	32	(75)
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	2,012	201	(6,396)	5,104
Foreign currency forward contracts	79	-	125	-
Foreign currency translation	753	29	2,199	(2,742)
Net realized and unrealized gains (losses) on investments	2,531	(1,527)	(11,440)	(45)
Net increase (decrease) in net assets resulting from operations	$14,300	$6,622	$21,736	$18,837

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations:
Net investment income	$11,769	$8,149	$33,176	$18,882
Net realized gain (loss) on investments and foreign currency forward contracts	(313)	(1,757)	(7,368)	(2,407)
Net change in unrealized appreciation (depreciation)	2,844	230	(4,072)	2,362
Total net increase (decrease) in net assets resulting from operations:	14,300	6,622	21,736	18,837

Share Transactions
Class I:
Issuance of common stock	40,270	116,679	142,411	197,604
Transfers of common stock	24	-	24	-
Redemptions of common stock	(3,003)	-	(3,003)
Distributions reinvested	21	-	52	-
Distributions to Stockholders	(11,859)	(8,338)	(34,465)	(19,287)
Net increase (decrease) from share transactions - Class I	25,453	108,341	105,019	178,317
Class S:
Issuance of common stock	-	12	124	60
Distributions reinvested	2	1	5	2
Distributions to Stockholders	(4)	(1)	(10)	(2)
Net increase (decrease) from share transactions - Class S	(2)	12	119	60
Class D:
Issuance of common stock	-	-	25	-
Transfers of common stock	(24)	-	(24)	-
Distributions reinvested	-	-	-	-
Distributions to Stockholders	-	-	(1)	-
Net increase (decrease) from share transactions - Class D	(24)	-	-	-
Total increase (decrease) in net assets	39,727	114,975	126,874	197,214
Net assets, beginning of period	552,216	262,964	465,069	180,725
Net assets, end of period	$591,943	$377,939	$591,943	$377,939

See accompanying notes

Crescent Private Credit Income Corp.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$21,736	$18,837
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(462,322)	(447,778)
Paid-in-kind interest income	(775)	(1,087)
Proceeds from sales of investments and principal repayments	362,834	121,159
Net realized (gain) loss on investments and foreign currency transactions	8,059	2,407
Net change in unrealized (appreciation) depreciation on investments, foreign currency translation	4,197	(2,362)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(125)	-
Amortization of premium and accretion of discount, net	(2,151)	(1,497)
Amortization of deferred offering costs	645	2,523
Amortization of deferred financing costs	1,072	534
Change in operating assets and liabilities:
(Increase) decrease in receivable from unsettled transactions	(5,370)	(9,713)
(Increase) decrease in interest and dividend receivable	(1,189)	(494)
(Increase) decrease in other assets	(12)	(589)
Increase (decrease) in payable for investments purchased	(49,282)	10,430
Increase (decrease) in interest and other debt financing costs payable	1,799	1,292
Increase (decrease) in management fees payable	483	518
Increase (decrease) in accrued expenses and other liabilities	473	(1,207)
Net cash provided by (used for) operating activities	$(119,928)	$(307,027)

Cash flows from financing activities:
Proceeds from issuance of common stock	142,560	197,664
Increase (decrease) in subscriptions received in advance	(42,040)	(3,850)
Distributions paid	(33,143)	(17,746)
Redemptions of common stock	(3,003)	-
Offering costs paid	(819)	(282)
Borrowings on credit facilities	313,678	297,543
Repayments on credit facilities	(313,269)	(152,050)
Deferred financing and debt issuance costs paid	(1)	(2,254)
Net cash provided by (used for) financing activities	63,963	319,025
Effect of exchange rate changes on cash denominated in foreign currency	(21)	54
Net increase (decrease) in cash and cash equivalents	(55,986)	12,052
Cash and cash equivalents, restricted cash and restricted cash equivalents, and foreign currency, beginning of period	97,966	21,367
Cash and cash equivalents, restricted cash and restricted cash equivalents, and foreign currency, end of period (1)	$41,980	$33,419

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$16,135	$7,129
Cash paid during the period for taxes	$193	$327
Accrued but unpaid distributions	$4,713	$3,077
Reinvestment of distributions during the period	$57	$2
Non-cash settlement of offering costs	$118	$3,103

(1) As of September 30, 2026, the balance included cash and cash equivalents of $27,022 (including cash denominated in foreign currency of $1,670) and restricted cash and cash equivalents of $14,958 (including cash denominated in foreign currency of $375). As of September 30, 2025, the balance included cash and cash equivalents of $22,567 (including cash denominated in foreign currency of $663) and restricted cash and cash equivalents of $10,852 (including cash denominated in foreign currency of $614).

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Capital Goods
Accurate Finance Sub, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.82%	09/2032	$49	$49	0.0%	$49
Accurate Finance Sub, LLC (4)(5)	Senior Secured First Lien Revolver	S + 475, 75 Floor		09/2032	-	(1)	-	-
Accurate Finance Sub, LLC	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.57%	09/2032	550	546	0.1	550
Ahead DB Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 250, 75 Floor	6.57%	02/2031	1,335	1,333	0.2	1,333
Altar Bidco, Inc. (7)	Senior Secured First Lien Term Loan	S + 335, 50 Floor	6.86%	02/2029	1,152	1,144	0.2	1,157
Bingo Holdings I LLC (7)	Senior Secured First Lien Term Loan	S + 475	8.82%	06/2032	1,333	1,320	0.2	1,325
Boxer Parent Company Inc. (7)	Senior Secured First Lien Term Loan	S + 275	6.51%	07/2031	1,323	1,321	0.2	1,253
Chariot Buyer (7)	Senior Secured First Lien Term Loan	S + 300	6.90%	09/2032	1,326	1,325	0.2	1,324
Cloud Software Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.32%	03/2031	1,323	1,323	0.2	1,258
Corelogic, Inc. (7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.40%	06/2028	535	525	0.1	508
Dayforce Inc (7)	Senior Secured First Lien Term Loan	S + 300	6.82%	10/2032	1,132	1,131	0.2	1,095
GB Eagle Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.65%	12/2030	329	329	0.1	330
GB Eagle Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 450, 100 Floor	8.40%	12/2030	21	17	0.0	21
GB Eagle Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 450, 100 Floor	8.57%	12/2030	166	131	0.0	166
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.82%	12/2030	3,127	3,104	0.5	3,158
Genesys Cloud Services Holdings II LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.40%	12/2027	1,559	1,542	0.3	1,529
Iron Mountain Inc (6)(7)	Senior Secured First Lien Term Loan	S + 200	5.90%	01/2031	1,238	1,238	0.2	1,238
Parts Town	Unitranche First Lien Term Loan	S + 650 (175 PIK), 75 Floor	10.57%	04/2030	5,471	5,446	0.9	5,450
Pushpay USA Inc. (7)	Senior Secured First Lien Term Loan	S + 375	7.57%	08/2031	985	979	0.2	893
TransDigm Inc (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.40%	02/2031	1,763	1,769	0.3	1,767
Zelis Payments Buyer Inc (7)	Senior Secured First Lien Term Loan	S + 275	6.65%	09/2029	1,013	1,006	0.2	1,010
					25,730	25,577	4.3	25,414
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Commercial and Professional Services
Access Records Management (7)	Senior Secured First Lien Term Loan	S + 400, 50 Floor	7.82%	08/2030	1,397	1,392	0.2	1,271
AlixPartners, LLP (7)	Senior Secured First Lien Term Loan	S + 200	5.90%	08/2032	1,328	1,329	0.2	1,324
Allied Universal Holdco LLC (7)	Senior Secured First Lien Term Loan	S + 325	7.15%	08/2032	1,324	1,324	0.2	1,327
BV MRP Buyer, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2032	-	(54)	(0.0)	(24)
BV MRP Buyer, LLC (4)(5)	Senior Secured First Lien Revolver			01/2032	-	(16)	(0.0)	(7)
BV MRP Buyer, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.07%	01/2032	14,527	14,390	2.5	14,468
Career Certified LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.07%	02/2031	99	98	0.0	99
Career Certified LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	-	(1)	-	-
Career Certified LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.07%	02/2031	741	736	0.1	741
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.67%	10/2028	409	407	0.1	385
CMG Holdco	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.67%	10/2028	1,029	1,024	0.2	968
CMG Holdco (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.67%	10/2028	1,365	1,356	0.2	1,278
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	-	(3)	(0.0)	(37)
CMG Holdco (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	-	(17)	(0.0)	(264)
CMG Holdco (5)	Unitranche First Lien Revolver	S + 500, 100 Floor	8.98%	10/2028	395	392	0.1	363
CMG Holdco (5)	Unitranche First Lien Revolver	S + 450, 100 Floor	8.48%	11/2030	526	521	0.1	485
CMG Holdco	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.67%	10/2028	694	690	0.1	652
DecisionHR Holdings, Inc (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.23%	12/2031	40	39	0.0	40
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Revolver			12/2031	-	(1)	-	-
DecisionHR Holdings, Inc	Senior Secured First Lien Term Loan	S + 425, 100 Floor	7.98%	12/2031	697	692	0.1	697
Dispatch Acquisition Holdings, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.80%	11/2032	323	323	0.1	323
Dispatch Acquisition Holdings, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.82%	11/2032	1,154	1,113	0.2	1,154
Dispatch Acquisition Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	11/2032	25,385	25,158	4.4	25,385
Dispatch Acquisition Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	11/2032	1,192	1,181	0.2	1,192
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.90%	06/2031	1,070	1,063	0.2	1,065
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.90%	06/2031	1,752	1,743	0.4	1,748
Duraserv LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2031	-	(15)	(0.0)	(9)
Duraserv LLC (5)	Senior Secured First Lien Revolver	S + 500, 75 Floor	8.90%	06/2030	345	339	0.1	343
Duraserv LLC	Senior Secured First Lien Term Loan	S + 500, 75 Floor	8.90%	06/2031	4,725	4,699	0.9	4,713
FS Investments (Franklin Sq.)	Senior Secured First Lien Term Loan	S + 225	6.15%	04/2031	1,625	1,611	0.3	1,568
GN Loanco, LLC (7)	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.34%	12/2030	1,355	1,352	0.2	1,338
Halo Buyer Inc (5)	Unitranche First Lien Revolver	P + 600, 100 Floor	14.00%	08/2029	204	198	0.0	208
Halo Buyer Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.90%	08/2029	3,426	3,379	0.6	3,450
HES Facilities (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (287.5 PIK), 75 Floor	9.32%	03/2033	1,633	1,609	0.3	1,617
HES Facilities (4)(5)	Senior Secured First Lien Revolver			03/2033	-	(25)	(0.0)	(8)
HES Facilities	Senior Secured First Lien Term Loan	S + 525 (287.5 PIK), 75 Floor	9.32%	03/2033	17,414	17,251	2.9	17,360
Iris Buyer, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	-	(16)	(0.0)	(33)
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.07%	10/2030	324	318	0.1	321
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.73%	10/2030	728	726	0.1	721
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2030	-	(6)	(0.0)	(7)
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2029	-	(8)	(0.0)	(5)
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.32%	10/2031	10,833	10,730	1.8	10,724
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.82%	10/2030	3,434	3,371	0.6	3,400
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	9.07%	10/2030	100	99	0.0	99
Just Right HVAC, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.54%	02/2029	87	87	0.0	87
Just Right HVAC, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan			02/2029	-	-	-	-
Just Right HVAC, LLC (4)(5)	Senior Secured First Lien Revolver			02/2029	-	-	-	-
Just Right HVAC, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.60%	02/2029	249	247	0.0	249
Lawn Star Buyer, LLC (5)	Senior Secured First Lien Revolver	S + 450, 100 Floor	8.40%	06/2031	140	135	0.0	130
Lawn Star Buyer, LLC	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.40%	06/2031	1,618	1,605	0.3	1,596
McKissock Investment Holdings LLC (Colibri) (7)	Senior Secured First Lien Term Loan	S + 500, 75 Floor	8.73%	03/2029	2,918	2,882	0.6	2,700
Prime Security Services Borrower, LLC (P1/ADT) (6)(7)	Senior Secured First Lien Term Loan	S + 200	5.74%	10/2030	1,147	1,148	0.2	1,146
Quidelortho Corp (6)(7)	Senior Secured First Lien Term Loan	S + 400	7.90%	08/2032	1,316	1,316	0.2	1,242
Southern Veterinary Partners LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.76%	12/2031	1,328	1,323	0.2	1,328

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Unosquare, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2031	-	-	(0.0)	(30)
Unosquare, LLC (4)(5)	Senior Secured First Lien Revolver			06/2031	-	-	(0.0)	(12)
Unosquare, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.65%	06/2031	3,020	2,995	0.5	2,955
					113,416	112,229	19.4	111,824
Consumer Discretionary Distribution and Retail
Bass Pro - Great American Outdoors Group LLC (7)	Senior Secured First Lien Term Loan	S + 325, 75 Floor	7.15%	01/2032	748	751	0.1	751
Harbor Freight Tools USA, Inc (7)	Senior Secured First Lien Term Loan	S + 225	6.15%	06/2031	855	847	0.1	853
Inspire Brands, Inc. (Arby’s & Buffalo Wild Wings) (7)	Senior Secured First Lien Term Loan	S + 250, 75 Floor	6.40%	12/2030	1,148	1,148	0.2	1,148
PetSmart (7)	Senior Secured First Lien Term Loan	S + 400	7.90%	08/2032	1,321	1,315	0.2	1,324
					4,072	4,061	0.6	4,076
Consumer Durables and Apparel
HP PHRG Borrower, LLC (7)	Senior Secured First Lien Term Loan	S + 400	8.07%	02/2032	1,225	1,220	0.2	1,220
Varsity Brands (7)	Senior Secured First Lien Term Loan	S + 275	6.82%	08/2031	1,067	1,070	0.2	1,068
					2,292	2,290	0.4	2,288
Consumer Services
Caesars Entertainment Inc (6)(7)	Senior Secured First Lien Term Loan	S + 225, 50 Floor	6.15%	02/2030	1,179	1,172	0.2	1,144
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2032	-	(2)	-	-
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Revolver			12/2032	-	(2)	-	-
CRS TH Holdings, Corp.	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.57%	12/2032	1,368	1,359	0.2	1,368
DwyerOmega (5)(7)	Senior Secured First Lien Delayed Draw Term Loan			07/2033	-	-	-	-
DwyerOmega (7)	Senior Secured First Lien Term Loan	S + 250	6.28%	07/2033	435	434	0.1	435
Essential Services Holding Corporation (5)	Unitranche First Lien Revolver	S + 525, 75 Floor	8.98%	06/2030	204	201	0.0	189
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 562.5 (275 PIK), 75 Floor	9.35%	06/2031	3,826	3,797	0.7	3,696
Golden Nugget Inc (Landry’s) (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	7.15%	01/2029	1,332	1,333	0.2	1,334
J&J Ventures Gaming (7)	Senior Secured First Lien Term Loan	S + 350, 75 Floor	7.40%	04/2030	1,495	1,488	0.2	1,475
Landscape Workshop LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.07%	05/2032	6,277	6,250	1.2	6,336
Landscape Workshop LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.07%	05/2032	4,353	4,299	0.7	4,422
Landscape Workshop LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(28)	-	-
Landscape Workshop LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.07%	05/2032	19,265	19,099	3.3	19,446
Landscape Workshop LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.07%	05/2032	2,426	2,403	0.4	2,449
Marriott Ownership Resorts, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 225	6.15%	03/2031	1,149	1,144	0.2	1,150
Tree Guardians Holdings LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.57%	01/2032	632	627	0.1	613

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Tree Guardians Holdings LLC (4)(5)	Senior Secured First Lien Revolver			01/2032	-	(1)	(0.0)	(2)
Tree Guardians Holdings LLC	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.57%	01/2032	1,144	1,137	0.2	1,133
Voyager Parent LLC (7)	Senior Secured First Lien Term Loan	S + 425	8.32%	07/2032	1,327	1,327	0.2	1,330
					46,412	46,037	7.9	46,518
Diversified Financials
Beyond Risk Management, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			03/2033	-	(2)	-	-
Beyond Risk Management, Inc. (4)(5)	Senior Secured First Lien Revolver			03/2033	-	(3)	-	-
Beyond Risk Management, Inc.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.57%	03/2033	2,300	2,283	0.4	2,300
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.49%	11/2030	328	325	0.1	328
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	-	(2)	-	-
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.64%	11/2030	1,675	1,665	0.3	1,675
					4,303	4,266	0.8	4,303
Energy
Delek US Holdings, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.90%	05/2032	1,652	1,652	0.3	1,657
EnergySolutions LLC (7)(11)	Senior Secured First Lien Term Loan	S + 325	7.30%	07/2033	303	302	0.1	304
Qinetic, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			04/2033	-	(19)	(0.0)	(1)
Qinetic, Inc. (4)(5)	Senior Secured First Lien Revolver			04/2033	-	(19)	(0.0)	(1)
Qinetic, Inc.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.57%	04/2033	14,000	13,864	2.4	13,996
Rockpoint Gas Storage Partners LP (6)(7)	Senior Secured First Lien Term Loan	S + 225	6.32%	09/2031	792	793	0.1	794
SPI Holdco, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			04/2032	-	(1)	(0.0)	(2)
SPI Holdco, LLC (4)(5)	Senior Secured First Lien Revolver			04/2032	-	(1)	(0.0)	(1)
SPI Holdco, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.82%	04/2032	1,097	1,089	0.2	1,089
					17,844	17,660	3.1	17,835
Financial Services
Americana Partners LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2031	-	(4)	(0.0)	(36)
Americana Partners LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(2)	(0.0)	(8)
Americana Partners LLC	Unitranche First Lien Term Loan	S + 425, 75 Floor	8.32%	05/2031	650	646	0.1	638
Aretec Group (Cetera) (7)	Senior Secured First Lien Term Loan	S + 300	6.90%	08/2030	1,320	1,321	0.2	1,311
Blackhawk Network Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 350	7.40%	03/2029	1,338	1,343	0.2	1,321
Camelot US (6)(7)	Senior Secured First Lien Term Loan	S + 325	7.15%	01/2031	2,210	2,205	0.4	2,124
Cary Street Partners (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.82%	05/2031	1,262	1,248	0.2	1,262
Cary Street Partners (4)(5)	Senior Secured First Lien Revolver			05/2031	-	(3)	-	-
Cary Street Partners	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.82%	05/2031	1,778	1,759	0.3	1,778

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Foreside Financial Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.09%	09/2029	58	42	0.0	94
Foreside Financial Group, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(11)	-	-
Foreside Financial Group, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.32%	09/2029	10,225	10,130	1.7	10,328
Fortress Intermediate 3 Inc (7)	Senior Secured First Lien Term Loan	S + 300	6.79%	06/2031	1,328	1,313	0.2	1,328
HPOne (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2031	-	(5)	-	-
HPOne (4)(5)	Senior Secured First Lien Revolver			08/2031	-	(18)	-	-
HPOne	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.82%	08/2031	10,773	10,703	1.8	10,773
Hudson River Trading LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.40%	03/2030	290	289	0.0	289
Jefferies Finance LLC (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.64%	10/2031	1,781	1,769	0.3	1,768
Modena Buyer LLC (7)	Senior Secured First Lien Term Loan	S + 425	8.07%	07/2031	969	957	0.2	940
Nexus Buyer LLC (7)	Senior Secured First Lien Term Loan	S + 350	7.40%	07/2031	538	536	0.1	528
Nexus Buyer LLC (7)	Senior Secured First Lien Term Loan	S + 400	7.90%	07/2031	447	448	0.1	443
PI Buyer LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.90%	08/2032	128	128	0.0	124
PI Buyer LLC (4)(5)	Unitranche First Lien Revolver			08/2032	-	(1)	(0.0)	(1)
PI Buyer LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.90%	08/2032	596	592	0.1	588
RM Advisory, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			09/2033	-	(3)	(0.0)	(9)
RM Advisory, LLC (4)(5)	Senior Secured First Lien Revolver			09/2033	-	(3)	(0.0)	(3)
RM Advisory, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.57%	09/2033	2,300	2,283	0.4	2,283
Schellman Holdings, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2033	-	(13)	0.0	29
Schellman Holdings, LLC (4)(5)	Unitranche First Lien Revolver			04/2033	-	(40)	0.0	43
Schellman Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	04/2033	30,571	30,259	5.2	30,877
Smith and Howard Investment Holdings, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2033	-	(6)	(0.0)	(16)
Smith and Howard Investment Holdings, LLC (4)(5)	Unitranche First Lien Revolver			08/2033	-	(7)	(0.0)	(7)
Smith and Howard Investment Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.56%	08/2033	3,600	3,573	0.6	3,574
Star Parents, Inc. (7)	Senior Secured First Lien Term Loan	S + 400	8.07%	09/2030	1,177	1,175	0.2	1,183
UHY Advisors , Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.82%	11/2031	1,577	1,573	0.3	1,577
UHY Advisors , Inc. (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.82%	11/2031	95	92	0.0	95
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.51%	11/2031	1,748	1,739	0.3	1,748
					76,759	76,007	13.0	76,966
Food, Beverage and Tobacco
Primary Products (7)	Senior Secured First Lien Term Loan	S + 325, 50 Floor	7.00%	04/2029	1,419	1,417	0.2	1,420
					1,419	1,417	0.2	1,420

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Health Care Equipment and Services
1-800 Contacts (CNT Holdings I Corp) (7)	Senior Secured First Lien Term Loan	S + 250, 75 Floor	6.32%	11/2032	1,322	1,325	0.2	1,324
Amneal Pharmaceuticals LLC (6)(7)	Senior Secured First Lien Term Loan	S + 250, 50 Floor	6.40%	08/2032	752	752	0.1	757
Angels of Care	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.15%	02/2030	844	842	0.1	844
Angels of Care (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			03/2032	-	(2)	-	-
Angels of Care (4)(5)	Senior Secured First Lien Revolver			02/2030	-	(2)	-	-
Angels of Care	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.15%	02/2030	3,656	3,633	0.6	3,656
Angels of Care	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.15%	03/2032	796	791	0.1	796
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.07%	07/2032	934	901	0.2	1,002
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	9.07%	07/2032	825	809	0.1	825
Arrow Management Acquisition, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.07%	07/2032	19,095	18,926	3.3	19,286
Avalign Technologies, Inc. (5)(13)	Unitranche First Lien Revolver			12/2028	629	599	0.0	222
Avalign Technologies, Inc. (13)	Unitranche First Lien Term Loan			12/2028	7,583	7,173	0.7	4,241
Bristol Hospice, LLC (4)(5)	Unitranche First Lien Revolver			08/2032	-	(20)	-	-
Bristol Hospice, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.15%	08/2032	24,057	23,850	4.1	24,057
Bristol Hospice, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.15%	08/2032	7,955	7,803	1.3	7,955
Buyer Cascade Acquiror, Inc. (4)(5)	Unitranche First Lien Revolver			05/2033	-	(35)	-	-
Buyer Cascade Acquiror, Inc.	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.82%	05/2033	33,914	33,604	5.8	34,253
BVI Medical Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 1100 (500 PIK), 75 Floor	14.76%	03/2032	268	266	0.0	231
BVI Medical Inc. (5)	Unitranche First Lien Revolver	S + 1100 (500 PIK), 75 Floor	14.90%	03/2032	253	245	0.0	184
BVI Medical Inc.	Unitranche First Lien Term Loan	S + 625 (500 PIK), 75 Floor	10.07%	03/2032	8,673	8,574	1.3	7,774
Cvet Midco 2, L.P. (7)	Senior Secured First Lien Term Loan	S + 500, 50 Floor	9.07%	10/2029	2,079	1,983	0.3	2,024
Global Medical Response Inc (7)	Senior Secured First Lien Term Loan	S + 325	7.15%	10/2032	1,024	1,020	0.2	1,024
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2032	-	(12)	0.0	27
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			09/2032	-	(11)	-	-
Headlands Buyer, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.23%	09/2032	6,780	6,719	1.2	6,847
HP Irish Merger Sub, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2033	-	(14)	0.0	27
HP Irish Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			05/2033	-	(24)	-	-
HP Irish Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	05/2033	13,419	13,286	2.3	13,544
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
IVX Health Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	-	(22)	-	-
IVX Health Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	-	(17)	-	-
IVX Health Holdings, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	9.07%	06/2030	28,253	28,003	4.8	28,334
IVX Health Holdings, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	9.07%	06/2030	6,709	6,616	1.1	6,728
Laseraway Intermediate Holdings II, LLC (7)	Senior Secured First Lien Term Loan	S + 575, 75 Floor	9.48%	10/2027	5,155	5,138	0.9	5,142
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 375	7.50%	11/2028	661	661	0.1	635
LifePoint Health Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.25%	05/2031	1,334	1,337	0.2	1,266
LTC Ally Inc (4)(5)	Senior Secured First Lien Revolver			04/2031	-	(1)	-	-
LTC Ally Inc	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.23%	04/2031	2,620	2,605	0.4	2,620
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.40%	02/2031	1,117	1,110	0.2	1,117
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.40%	02/2031	783	772	0.1	783
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600, 75 Floor	9.90%	02/2031	218	214	0.0	218
MB2 Dental (5)	Unitranche First Lien Revolver	S + 550, 75 Floor	9.40%	02/2031	73	71	0.0	73
MB2 Dental	Unitranche First Lien Term Loan	S + 550, 75 Floor	9.40%	02/2031	5,406	5,371	0.9	5,406
Medical Review Institute of America (5)	Unitranche First Lien Revolver	P + 400, 100 Floor	11.00%	07/2030	32	27	0.0	24
Medical Review Institute of America	Unitranche First Lien Term Loan	S + 500, 100 Floor	9.07%	07/2030	5,586	5,548	0.9	5,529
National Mentor Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 600	9.90%	12/2030	616	600	0.1	623
Net Health Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			07/2031	-	(8)	-	-
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.65%	07/2031	8,709	8,648	1.5	8,709
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	07/2031	2,918	2,893	0.5	2,918
Outcomes Group Holding Inc (7)	Senior Secured First Lien Term Loan	S + 300	6.76%	05/2031	1,975	1,969	0.3	1,986
Outcomes Group Holding Inc (8)	Senior Secured Second Lien Term Loan	10.00%	10.00%	05/2032	17,753	17,667	3.0	17,663
Premier Care Dental Management, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.90%	08/2028	9,735	9,704	1.6	9,666
Ro Health LLC (5)	Senior Secured First Lien Revolver	S + 500, 75 Floor	8.81%	08/2032	225	220	0.0	220
Ro Health LLC	Senior Secured First Lien Term Loan	S + 500, 75 Floor	9.07%	08/2032	2,950	2,928	0.5	2,928
					237,686	235,035	39.0	233,488
Insurance
Acrisure, LLC (7)	Senior Secured First Lien Term Loan	S + 300	6.90%	11/2030	1,347	1,349	0.2	1,092
Alliant Holdings Intermediate LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.40%	09/2031	1,327	1,328	0.2	1,320

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
AmWINS Group, Inc. (7)	Senior Secured First Lien Term Loan	S + 200, 75 Floor	5.90%	01/2032	1,326	1,331	0.2	1,311
King Risk Partners LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.40%	04/2031	2,262	2,258	0.4	2,262
King Risk Partners LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.40%	04/2031	427	417	0.1	427
King Risk Partners LLC (4)(5)	Unitranche First Lien Revolver			04/2031	-	(3)	-	-
King Risk Partners LLC	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.40%	04/2031	2,247	2,233	0.4	2,247
Onedigital Borrower LLC (7)	Senior Secured First Lien Term Loan	S + 300, 50 Floor	6.90%	07/2031	1,341	1,341	0.2	1,327
SIG Parent Holdings, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2031	-	(74)	(0.0)	(15)
SIG Parent Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			08/2031	-	-	(0.0)	(1)
SIG Parent Holdings, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.65%	08/2031	7,096	7,064	1.2	7,090
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.65%	10/2031	1,129	1,124	0.2	1,129
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.65%	10/2031	256	251	0.0	256
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.65%	10/2031	5,905	5,862	1.0	5,905
Tropolis Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.07%	02/2031	545	543	0.1	540
Tropolis Holdings LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.07%	02/2031	296	296	0.0	288
Tropolis Holdings LLC (4)(5)	Unitranche First Lien Revolver			02/2031	-	(1)	(0.0)	(1)
Tropolis Holdings LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	9.07%	02/2031	345	342	0.1	342
Verscend Holding Corp (Cotiviti) (7)	Senior Secured First Lien Term Loan	S + 275	6.43%	05/2031	1,531	1,484	0.2	1,473
					27,380	27,145	4.5	26,992
Materials
Clydesdale Acquisition Holdings, Inc. (7)	Senior Secured First Lien Term Loan	S + 325	7.15%	04/2032	1,215	1,212	0.2	1,194
Conservice Midco LLC (4)(5)	Senior Secured First Lien Revolver			02/2033	-	(19)	(0.0)	(8)
Conservice Midco LLC	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.57%	02/2033	30,872	30,731	5.2	30,811
HEF Safety Ultimate Holdings, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.82%	08/2033	148	144	0.0	138
HEF Safety Ultimate Holdings, LLC (5)	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.82%	08/2033	60	56	0.0	56
HEF Safety Ultimate Holdings, LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.82%	08/2033	2,950	2,928	0.5	2,928
KENG Acquisition, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2029	-	(26)	(0.0)	(54)
KENG Acquisition, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.40%	08/2029	527	493	0.1	485
KENG Acquisition, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.32%	08/2029	961	941	0.2	939
KENG Acquisition, Inc. (4)(5)	Unitranche First Lien Revolver			08/2029	-	(11)	(0.0)	(11)
KENG Acquisition, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.32%	08/2029	1,256	1,230	0.2	1,228

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lummus Technology Holdings V LLC (7)	Senior Secured First Lien Term Loan	S + 250	6.40%	12/2029	583	583	0.1	583
Mauser Packaging Solutions Holding Co (BWAY) (7)	Senior Secured First Lien Term Loan	S + 350	7.18%	04/2030	1,347	1,335	0.2	1,344
MI Windows & Doors (Miter) (7)	Senior Secured First Lien Term Loan	S + 275	6.65%	03/2031	954	954	0.2	935
Online Labels Group, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.82%	12/2029	86	86	0.0	86
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	-	(1)	-	-
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	-	(1)	-	-
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.82%	12/2029	1,410	1,402	0.2	1,410
Pegasus Steel (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2031	-	(2)	-	-
Pegasus Steel (5)	Senior Secured First Lien Delayed Draw Term Loan	P + 375, 75 Floor	10.75%	01/2031	58	58	0.0	58
Pegasus Steel (5)	Senior Secured First Lien Delayed Draw Term Loan	P + 375, 75 Floor	10.75%	01/2031	46	46	0.0	46
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.82%	01/2031	1,537	1,524	0.3	1,535
Pegasus Steel	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.82%	01/2031	884	884	0.1	882
Plastipak Packaging Inc (7)	Senior Secured First Lien Term Loan	S + 250	6.40%	09/2032	1,326	1,326	0.2	1,329
Quikrete Holdings, Inc (7)	Senior Secured First Lien Term Loan	S + 225	6.15%	03/2029	1,149	1,152	0.2	1,150
Univar / Windsor Holdings III, LLC (7)	Senior Secured First Lien Term Loan	S + 275	6.65%	08/2030	1,242	1,247	0.2	1,246
USALCO (7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.26%	09/2031	1,324	1,323	0.2	1,329
Wilsonart International Holdings LLC (7)	Senior Secured First Lien Term Loan	S + 425	8.32%	08/2031	1,453	1,423	0.2	1,192
					51,388	51,018	8.5	50,831
Media and Entertainment
Arches Buyer Inc. (7)(11)	Senior Secured First Lien Term Loan	S + 325	7.15%	12/2027	1,200	1,192	0.2	1,176
Banijay Group US Holding, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 225	5.96%	06/2033	157	156	0.0	157
Cengage Learning , Inc. (7)	Senior Secured First Lien Term Loan	S + 300, 100 Floor	6.74%	03/2031	1,173	1,169	0.2	1,169
Neptune Bidco US Inc. (7)	Senior Secured First Lien Term Loan	S + 500, 50 Floor	8.76%	01/2033	604	601	0.1	602
Oak-Eagle AcquireCo Inc (6)(7)	Senior Secured First Lien Term Loan	S + 350	7.25%	03/2033	1,000	996	0.2	1,009
Univision Communications Inc. (7)	Senior Secured First Lien Term Loan	S + 425, 50 Floor	8.32%	06/2029	880	881	0.1	883
Univision Communications Inc. (7)	Senior Secured First Lien Term Loan	S + 350, 50 Floor	7.52%	01/2029	499	498	0.1	497
Versant Media Group Inc (7)	Senior Secured First Lien Term Loan	S + 350	7.57%	10/2030	491	489	0.1	495
Virgin Media Bristol LLC (6)(7)	Senior Secured First Lien Term Loan	S + 317.5	6.87%	03/2031	1,900	1,885	0.3	1,521
					7,904	7,867	1.3	7,509
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology and Life Sciences
Endo Finance Holdings, Inc. (6)(7)	Senior Secured First Lien Term Loan	S + 375, 50 Floor	7.65%	04/2031	1,515	1,504	0.3	1,520
Nephron Pharmaceuticals LLC (12)	Unitranche First Lien - Last Out Term Loan	S + 920	12.86%	12/2027	2,351	2,334	0.4	2,172
Parexel International Corp (7)	Senior Secured First Lien Term Loan	S + 250, 50 Floor	6.40%	12/2031	881	879	0.1	882
RN Enterprises, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.41%	10/2031	503	495	0.1	456
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.99%	10/2031	454	444	0.1	426
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.08%	10/2031	5,391	5,338	0.9	5,245
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.08%	10/2031	688	683	0.1	670
WCT Group Holdings, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.07%	12/2029	2,603	2,585	0.4	2,603
WCT Group Holdings, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.07%	12/2029	1,928	1,921	0.3	1,928
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(1)	-	-
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(6)	-	-
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(2)	-	-
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.07%	12/2029	3,282	3,233	0.6	3,282
					19,596	19,407	3.1	19,184
Software and Services
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 425	8.07%	09/2030	990	990	0.2	966
Asurion, LLC (7)	Senior Secured First Lien Term Loan	S + 375	7.57%	02/2033	1,798	1,782	0.3	1,670
Bonterra LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.82%	03/2032	1,340	1,334	0.2	1,329
Bonterra LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.82%	03/2032	2,702	2,667	0.4	2,659
Bonterra LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.83%	03/2032	431	426	0.1	420
Bonterra LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	03/2032	12,302	12,255	2.1	12,202
BVTC Aggregator, LP (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			07/2032	-	(4)	(0.0)	(11)
BVTC Aggregator, LP (4)(5)	Senior Secured First Lien Revolver			07/2032	-	(4)	(0.0)	(4)
BVTC Aggregator, LP	Senior Secured First Lien Term Loan	S + 500, 75 Floor	9.07%	07/2032	4,250	4,209	0.7	4,209
C-4 Analytics (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	8.76%	05/2030	225	220	0.0	225
C-4 Analytics	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.76%	05/2030	7,234	7,186	1.2	7,233
CallRevu, LLC (4)(5)	Unitranche First Lien Revolver			10/2032	-	-	(0.0)	(1)
CallRevu, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	10/2032	174	173	0.0	170
DS Admiral (7)	Senior Secured First Lien Term Loan	S + 425	8.32%	06/2031	1,034	1,028	0.2	980

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	-	(7)	-	-
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	09/2030	4,376	4,305	0.8	4,376
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	09/2030	4,900	4,865	0.9	4,900
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (225 PIK), 100 Floor	9.57%	01/2031	1,103	1,099	0.2	1,103
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2031	-	(3)	(0.0)	(4)
Granicus, Inc.	Unitranche First Lien Term Loan	S + 575 (225 PIK), 100 Floor	9.57%	01/2031	4,006	3,983	0.7	4,006
Lightspeed Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2032	-	(13)	(0.0)	(67)
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.82%	02/2032	1,047	1,025	0.2	1,024
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	02/2032	16,656	16,619	2.8	16,507
Marlabs (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2030	-	(4)	(0.0)	(61)
Marlabs (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	9.07%	08/2030	207	204	0.0	191
Marlabs	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.07%	08/2030	3,267	3,240	0.5	3,118
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2031	-	(5)	-	-
Medicus IT (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.95%	06/2032	45	44	0.0	45
Medicus IT (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	9.01%	07/2031	270	262	0.0	270
Medicus IT (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	9.26%	06/2032	216	211	0.0	216
Medicus IT	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.57%	07/2031	6,054	6,008	1.0	6,054
Medicus IT	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.57%	06/2032	11,358	11,283	1.9	11,358
NP Concord Buyer, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			07/2032	-	(3)	(0.0)	(8)
NP Concord Buyer, Inc. (4)(5)	Senior Secured First Lien Revolver			07/2032	-	(4)	(0.0)	(4)
NP Concord Buyer, Inc.	Senior Secured First Lien Term Loan	S + 525, 75 Floor	9.04%	07/2032	5,200	5,161	0.9	5,162
Rightworks LLC (5)	Unitranche First Lien Revolver	S + 475, 100 Floor	8.65%	05/2029	300	300	0.0	300
Rightworks LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.65%	05/2029	11,357	11,357	1.9	11,357
Security Risk Advisors Intl, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2031	-	(1)	(0.0)	(6)
Security Risk Advisors Intl, LLC (5)	Unitranche First Lien Revolver	S + 450, 75 Floor	8.57%	09/2031	67	64	0.0	62
Security Risk Advisors Intl, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.57%	09/2031	3,831	3,807	0.6	3,797
SMX Group, LLC (7)	Senior Secured First Lien Term Loan	S + 450	8.40%	02/2032	5,352	5,309	0.9	5,215
Trintech, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2033	-	(6)	(0.0)	(14)
Trintech, Inc. (4)(5)	Senior Secured First Lien Revolver			01/2033	-	(9)	(0.0)	(11)
Trintech, Inc.	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.65%	01/2033	7,742	7,672	1.3	7,658
					119,834	119,025	20.0	118,591

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Telecommunication Services
CCI Buyer, Inc (4)(5)	Unitranche First Lien Revolver			05/2032	-	(13)	0.0	6
CCI Buyer, Inc	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.07%	05/2032	28,017	27,771	4.8	28,120
UPC (Sunrise Financing Partnership) (7)	Senior Secured First Lien Term Loan	S + 247	6.34%	03/2032	1,775	1,781	0.3	1,707
Windstream Services LLC (6)(7)	Senior Secured First Lien Term Loan	S + 400	7.90%	09/2032	750	750	0.1	752
					30,542	30,289	5.2	30,585
Transportation
Air Transport Services Group (Stonepeak Nile) (7)	Senior Secured First Lien Term Loan	S + 225	6.05%	04/2032	1,412	1,414	0.2	1,402
AIT Worldwide Logistics (7)	Senior Secured First Lien Term Loan	S + 425	8.07%	04/2033	1,155	1,144	0.2	1,158
American Airlines Inc (6)(7)	Senior Secured First Lien Term Loan	S + 225	6.09%	06/2029	1,542	1,542	0.3	1,535
American Airlines Inc (6)(7)	Senior Secured First Lien Term Loan	S + 300	6.76%	05/2033	317	314	0.1	315
American Axle & Manufacturing Inc (6)(7)	Senior Secured First Lien Term Loan	S + 325	7.02%	09/2032	1,409	1,409	0.2	1,414
Avis Budget Car Rental LLC (6)(7)	Senior Secured First Lien Term Loan	S + 250	6.40%	07/2032	1,602	1,606	0.3	1,596
Rand Parent, LLC (Atlas Air) (7)	Senior Secured First Lien Term Loan	S + 300	7.07%	07/2033	253	253	0.0	254
					7,690	7,682	1.3	7,674

Total Debt Investments United States					$794,267	$787,012	132.6%	$785,498
Equity Investments
Commercial and Professional Services
Iris Buyer, LLC	Common Stock				192	193	0.1	230
Iris Buyer, LLC	Common Stock				192,308	-	0.0	164
						193	0.1	394
Consumer Services
Landscape Workshop LLC	Common Stock				810,811	811	0.1	749
Landscape Workshop LLC	Common Stock				1,210,165	1,622	0.2	1,119
						2,433	0.3	1,868
Diversified Financials
Constellation Wealth Capital Fund II (5)(6)(9)(10)	Partnership Interest					4,376	0.7	4,351
WhiteHawk Evergreen Fund, LP (6)(9)(10)	Partnership Interest					10,000	1.8	10,452
						14,376	2.5	14,803
Financial Services
Schellman Holdings, LLC	Common Stock				2,286	2,286	0.4	2,297
						2,286	0.4	2,297
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Health Care Equipment and Services
Arrow Management Acquisition, LLC	Common Stock				15,998	16	-	-
Arrow Management Acquisition, LLC	Common Stock				1,584	1,584	0.3	1,676
Buyer Cascade Acquiror, Inc.	Common Stock				2,439	2,439	0.4	2,440
BVI Medical Inc.	Common Stock				681	909	0.0	109
Headlands Buyer, Inc.	Common Stock				82,454	825	0.2	1,176
IVX Health Holdings, Inc.	Common Stock				880	880	0.4	2,529
Outcomes Group Holding Inc	Common Stock				2,247	2,251	0.5	2,733
Vital Care Buyer, LLC	Common Stock				649	1	0.0	30
Vital Care Buyer, LLC	Common Stock				64	64	0.0	65
						8,969	1.8	10,758
Pharmaceuticals, Biotechnology and Life Sciences
Nephron Pharmaceuticals LLC	Common Stock Warrant				4	-	-	-
RN Enterprises, LLC	Common Stock				633	633	0.1	560
WCT Group Holdings, LLC	Common Stock				118	1,176	0.5	2,801
						1,809	0.6	3,361
Total Equity Investments United States						$30,066	5.7%	$33,481
Total United States						$817,078	138.4%	$818,979

Switzerland
Debt Investments
Pharmaceuticals, Biotechnology and Life Sciences
Solvias AG LP (4)(5)(6)	Senior Secured First Lien Revolver			02/2032	CHF -	(23)	-	-
Solvias AG LP (6)	Senior Secured First Lien Term Loan	SR + 550, 75 Floor	6.25%	02/2032	CHF 9,111	9,932	1.9	11,011
						9,909	1.9	11,011
Total Debt Investments Switzerland						$9,909	1.9%	$11,011
Equity Investments
Pharmaceuticals, Biotechnology and Life Sciences
Sequence Parent (6)	Common Stock				3,290	197	0.0	204
Sequence Parent (6)	Common Stock				48	48	0.0	57
						245	0.0%	261
Total Equity Investments Switzerland						$245	0.0%	$261
Total Switzerland						$10,154	1.9%	$11,272
Netherlands
Debt Investments
See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Commercial and Professional Services
Avidity Acquisition B.V. (5)(6)(12)	Unitranche First Lien - Last Out Delayed Draw Term Loan	E + 500	7.60%	03/2032	€5	6	0.0	6
Avidity Acquisition B.V. (6)(12)	Unitranche First Lien - Last Out Term Loan	E + 500	7.60%	03/2032	€123	128	0.0	140
Pitch MidCo B.V. (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 625	8.75%	04/2031	€432	479	0.1	489
Pitch MidCo B.V. (6)	Unitranche First Lien Term Loan	E + 625	8.84%	04/2031	€2,864	3,001	0.5	3,244
Pitch MidCo B.V. (6)	Unitranche First Lien Term Loan	E + 625	8.57%	04/2031	€1,607	1,809	0.3	1,820
Van Der Steen (6)	Unitranche First Lien Term Loan	E + 575	8.34%	05/2031	€3,289	3,471	0.7	3,724
Van Der Steen (6)	Unitranche First Lien Delayed Draw Term Loan	E + 575	8.20%	05/2031	€1,098	1,238	0.2	1,243
Van Der Steen (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 550	7.97%	05/2031	€2,652	3,004	0.5	3,003
						13,136	2.3	13,669
Materials
CLI Bidco B.V. (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 475	7.13%	02/2033	€121	137	0.0	137
CLI Bidco B.V. (6)	Unitranche First Lien Term Loan	E + 475	7.37%	02/2033	€263	307	0.1	298
						444	0.1	435
Total Debt Investments Netherlands						$13,580	2.4%	$14,104
Total Netherlands						$13,580	2.4%	$14,104

United Kingdom
Debt Investments
Commercial and Professional Services
Hamsard 3778 Limited (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			10/2031	£-	(6)	-	-
Hamsard 3778 Limited (6)	Unitranche First Lien Term Loan	SN + 525	8.98%	10/2031	£2,853	3,634	0.6	3,783
						3,628	0.6	3,783
Diversified Financials
Primrose Bidco Limited (6)	Unitranche First Lien Term Loan	SN + 550	9.23%	11/2031	£1,971	2,435	0.4	2,614
						2,435	0.4	2,614
Food, Beverage and Tobacco
Froneri US Inc (6)(7)	Senior Secured First Lien Term Loan	S + 225	6.20%	08/2032	1,603	1,604	0.3	1,595
						1,604	0.3	1,595

Total Debt Investments United Kingdom						$7,667	1.3%	$7,992
Total United Kingdom						$7,667	1.3%	$7,992
Australia
Debt Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Unitranche First Lien Term Loan	B + 500, 50 Floor	9.46%	11/2030	AUD 5,191	3,374	0.6	3,497
Ancora Bidco PTY LTD (5)(6)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 50 Floor	8.90%	11/2030	AUD 918	618	0.1	610
						3,992	0.7	4,107
Total Debt Investments Australia						$3,992	0.7%	$4,107

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Commercial and Professional Services
Ancora Bidco PTY LTD (6)	Common Stock				64,327,036	663	0.1	590
Ancora Bidco PTY LTD (6)	Common Stock				3,385,633	35	0.0	31
						698	0.1	621
Total Equity Investments Australia						$698	0.1%	$621
Total Australia						$4,690	0.8%	$4,728

Canada
Debt Investments
Commercial and Professional Services
Garda World Security Corporation (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.51%	02/2029	1,747	1,750	0.3	1,749
						1,750	0.3	1,749

Diversified Financials
Dawson Logan 2025-L5 LP (5)(6)	Unsecured Debt	S + 875	12.59%	10/2040	1,261	1,261	0.2	1,261
						1,261	0.2	1,261

Health Care Equipment and Services
Klick Inc. (6)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.82%	11/2032	3,508	3,500	0.7	3,461
Klick Inc. (4)(5)(6)	Unitranche First Lien Revolver			11/2032	-	(15)	(0.0)	(47)
Klick Inc. (6)	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.82%	11/2032	32,802	32,657	5.5	32,364
						36,142	6.2	35,778
Pharmaceuticals, Biotechnology and Life Sciences
Aryeh Bidco Investment Ltd. (6)	Unitranche First Lien Term Loan	C + 500, 75 Floor	7.42%	01/2033	CAD 24,590	24,983	4.2	24,726
Aryeh Bidco Investment Ltd. (5)(6)	Unitranche First Lien Delayed Draw Term Loan	C + 500, 75 Floor	7.42%	01/2033	CAD 3,076	3,105	0.5	3,114
Aryeh Bidco Investment Ltd. (5)(6)	Unitranche First Lien Revolver	C + 500, 75 Floor	7.42%	01/2033	CAD 392	375	0.1	392
						28,463	4.8	28,232

Transportation
Westjet Loyalty LP (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.82%	02/2031	946	946	0.1	887
						946	0.1	887
Total Debt Investments Canada						$68,562	11.6%	$67,907
Equity Investments
Pharmaceuticals, Biotechnology and Life Sciences
Aryeh Bidco Investment Ltd. (6)	Common Stock				205,771	1,633	0.3	2,030
						1,633	0.3	2,030
Total Equity Investments Canada						$1,633	0.3%	$2,030
Total Canada						$70,195	11.9%	$69,937

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
France
Debt Investments
Diversified Financials
HSBC Continental Europe (6)	Unsecured Debt	E + 725	9.57%	02/2033	€10,000	11,803	1.9	11,325
						11,803	1.9	11,325
Pharmaceuticals, Biotechnology and Life Sciences
Olyos Group (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 600	8.14%	06/2028	€3,624	4,108	0.8	4,104
Olyos Group (6)	Unitranche First Lien Term Loan	E + 600	8.14%	06/2032	€2,209	2,523	0.4	2,501
Olyos Group (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			06/2028	€-	(26)	-	-
						6,605	1.2	6,605

Total Debt Investments France						$18,408	3.1%	$17,930
Total France						$18,408	3.1%	$17,930
Spain
Debt Investments
Diversified Financials
Banco Santander, S.A. (6)	Unsecured Debt	E + 725	9.57%	09/2055	€8,500	9,867	1.6	9,627
						9,867	1.6	9,627
Total Debt Investments Spain						$9,867	1.6%	$9,627
Total Spain						$9,867	1.6%	$9,627

Israel
Debt Investments
Capital Goods
Playtika (6)(7)	Senior Secured First Lien Term Loan	S + 275	6.65%	03/2028	826	810	0.1	804
						810	0.1	804
Total Debt Investments Israel						$810	0.1%	$804
Total Israel						$810	0.1%	$804

See accompanying notes

Crescent Private Credit Income Corp. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Gibraltar
Debt Investments
Consumer Services
Entain/GVC Holdings (6)(7)	Senior Secured First Lien Term Loan	S + 225	6.32%	07/2032	796	793	0.1	792
						793	0.1	792

Total Debt Investments Gibraltar						$793	0.1%	$792
Total Gibraltar						$793	0.1%	$792
Germany
Debt Investments
Materials
Pipe Bidco GmbH (5)(6)	Unitranche First Lien Delayed Draw Term Loan	E + 450	7.05%	01/2033	€2,290	2,601	0.4	2,593
Pipe Bidco GmbH (6)	Unitranche First Lien Term Loan	E + 450	7.09%	01/2033	€7,659	8,829	1.5	8,674
						11,430	1.9	11,267

Total Debt Investments Germany						$11,430	1.9%	$11,267
Total Germany						$11,430	1.9%	$11,267

Finland
Debt Investments
Software and Services
Saarni (6)	Unitranche First Lien Delayed Draw Term Loan	E + 525	8.21%	03/2032	€4	5	0.0	4
Saarni (6)	Unitranche First Lien Term Loan	E + 525	8.21%	03/2032	€101	108	0.0	114
						113	0.0	118

Total Debt Investments Finland						$113	0.0%	$118
Total Finland						$113	0.0%	$118

Total Investments						$964,785	163.5%	$967,550

Cash and cash equivalents, including restricted cash
Dreyfus Government Cash Management Institutional Fund	Cash Equivalents		3.55%		3,272	3,272	0.6	3,272
Goldman Sachs FS Government Fund	Cash Equivalents		3.54%		30,245	30,245	5.0	30,245
Other cash						7,912	1.4	8,463
Total cash and cash equivalents, including restricted cash						$41,429	7.0%	$41,980

Investments and Cash and Cash Equivalents Total						$1,006,214	170.5%	$1,009,530
See accompanying notes

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), BBSY (“B”), SARON (“SR”) or CORRA (“C”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of September 30, 2026, the reference rates for the Company’s variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $591,943 as of September 30, 2026.

Reference Rate	Overnight	1 Month	3 Month	6 Month	12 Month
Prime (“P”)	7.00%	-	-	-	-
SOFR (“S”)	-	3.91%	4.08%	4.27%	4.60%
EURIBOR (“E”)	-	2.50%	2.62%	3.07%	3.33%
SONIA (“SN”)	3.73%	-	-	-	-
BBSY (“B”)	-	-	4.77%	-	-
SARON (“SR”)	-	-0.07%	-	-	-
CORRA (“C”)	2.31%	2.31%	2.43%	-	-

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
(6)
Investment is not a qualifying asset as defined under section 55(a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 18.6% as of September 30, 2026.
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
(11)
Position or portion thereof unsettled as of September 30, 2026.
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
(13)
The investment is on non-accrual status as of September 30, 2026.

Foreign Currency Exchange Contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
NatWest Markets Plc	USD 9,714	EUR 8,500	12/18/2026	$56
NatWest Markets Plc	USD 11,432	EUR 10,000	12/18/2026	$69
Total Foreign Currency Exchange Contracts				$125

AUD Australian Dollar ("AUD")	PIK Payment-In-Kind
CHF Swiss Franc	SEK Swedish Krona
EUR Euro (“€”)
GBP Great British Pound ("£")

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

September 30, 2026
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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026, the Company had investments in one portfolio company on non-accrual status, which represented 0.8% and 0.5% of the total debt investments at cost and fair value, respectively. As of December 31, 2025, the Company had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Offering Expenses

The Company’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Company’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Any offering expenses incurred by the Company, including reimbursements to the Adviser, are recorded as deferred offering costs on the Consolidated Statements of Assets and Liabilities and subsequently amortized to expenses on the Company’s Consolidated Statements of Operations over 12 months. The Company’s reimbursement of offering expenses paid on its behalf will be in accordance with the terms of the Expense Support and Conditional Reimbursement Agreement. As of September 30, 2026 and December 31, 2025, the Company had $540 and $366 of offering expenses, respectively, capitalized on the Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2026, the Company amortized $229 and $645 of offering expenses, respectively. For the three and nine months ended September 30, 2025, the Company amortized $502 and $2,523 of offering expenses, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2026, the Company is subject to potential examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company’s inception in 2023.

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

For the three and nine months ended September 30, 2026, the Company incurred administrative services expenses of $391 and $1,155, respectively, which are included in administrative services expenses on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred administrative services expenses of $334 and $1,003, respectively, which are included in administrative services expenses on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $275 and $223, respectively, were payable to the Administrator, which were included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Under the terms of the Investment Advisory and Management Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below. The Adviser waived its base management fee from inception through April 30, 2024 and began charging its base management fee on the value of the Company’s net assets as of May 1, 2024 on the terms set forth in the Investment Advisory and Management Agreement. The Adviser voluntarily agreed to waive incentive fees from the Company’s inception through September 30, 2026. In addition, the Adviser has also voluntarily waived its right to receive management and incentive fees related to the Company’s investments in WhiteHawk Evergreen Fund LP and Constellation Wealth Capital Fund II for any period in which these investments remain in the investment portfolio.

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

For the three and nine months ended September 30, 2026, the Company incurred management fees of $1,820 and $5,093, respectively, of which $25 and $63, respectively, were voluntarily waived by the Adviser. For the three and nine months ended September 30, 2025, the Company incurred management fees of $1,079 and $2,465, respectively, of which $16 and $40, respectively, were voluntarily waived by the Adviser. As of September 30, 2026 and December 31, 2025, $1,796 and $1,313 management fees, respectively, were unpaid.

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

For the three and nine months ended September 30, 2026, the Company incurred income incentive fees of $1,549 and $4,302, respectively, all of which were voluntarily waived by the Adviser. For the three and nine months ended September 30, 2025, the Company incurred income incentive fees of $880 and $1,722, respectively, all of which were voluntarily waived by the Adviser. As of September 30, 2026 and December 31, 2025, no income incentive fees were unpaid.

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

For the three and nine months ended September 30, 2026, the Company recorded (reversed) capital gains incentive fees of $0 and $(462), respectively. For the three and nine months ended September 30, 2025, the Company recorded (reversed) capital gains incentive fees of $(191) and $(6), respectively. Because the Adviser has agreed to voluntarily waive all incentive fees from inception through September 30, 2026, for the three and nine months ended September 30, 2026, the Company recorded (reversed) a corresponding waiver of capital gains incentive fees of $0 and $462, respectively, and for the three and nine months ended September 30, 2025, the Company recorded (reversed) a corresponding waiver of capital gains incentive fees of $191 and $6, respectively. As of September 30, 2026 and December 31, 2025, no capital gains based incentive fees remain outstanding.

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

For the three and nine months ended September 30, 2026, the Company incurred stockholder servicing and/or distribution fees of $0.4 and $1.1, respectively, which were attributable to Class S and Class D shares, and were included in Other general and administrative expenses on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred stockholder servicing and/or distribution fees of $0.1 and $0.2, respectively, which were attributable to Class S shares. As of September 30, 2026 and December 31, 2025, there were $0.2 and $0.1 stockholder servicing and/or distribution fees payable to the Intermediary Manager, respectively, which were included in Accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.

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

For the three and nine months ended September 30, 2026, the Company accrued expense support reimbursement payments to the Adviser totaling $620 and $1,238, respectively. As of September 30, 2026 and December 31, 2025, $70 and $0 of expense support reimbursement payments to the Adviser, respectively, were included as part of the net payable balance due to the Adviser in Accrued expenses and other liabilities on the Company’s Consolidated Statements of Assets and Liabilities.

For the three and nine months ended September 30, 2026, there was no expense support provided by the Adviser. For the three and nine months ended September 30, 2025, there was $1,114 and $5,108, respectively, of expense support provided by the Adviser. As of September 30, 2026, no expense support payments remained payable to the Company. As of December 31, 2025, $130 of expense support payments receivable from the Adviser was included net of the payable to the Adviser in Accrued expenses and other liabilities on the Company’s Consolidated Statements of Assets and Liabilities.

The following table presents a summary of all expenses supported, and recouped, by the Adviser.

For the Month Ended	Expense Support from the Adviser	Expense Support Reimbursed to the Adviser	Expense Support No Longer Eligible for Reimbursement	Unreimbursed Expense Support	Ratio of Operating Expenses to Average Net Assets for the Period(1)	Effective Rate of Distribution per Share(2)	Eligible for Reimbursement through
May 31, 2024	$217	$217	$-	$-	1.66%	7.17%	5/31/2027
June 30, 2024	197	197	-	-	1.45%	7.09%	6/30/2027
July 31, 2024	223	223	-	-	1.67%	7.12%	7/31/2027
August 31, 2024	2,077	601	-	1,476	1.77%	7.14%	8/31/2027
September 30, 2024	520	-	-	520	1.55%	7.15%	9/30/2027
October 31, 2024	643	-	-	643	2.40%	7.12%	10/31/2027
November 30, 2024	606	-	-	606	2.11%	7.11%	11/30/2027
December 31, 2024	551	-	-	551	1.60%	7.11%	12/31/2027
January 31, 2025	717	-	-	717	2.69%	7.09%	1/31/2028
February 28, 2025	645	-	-	645	2.09%	7.10%	2/29/2028
March 31, 2025	610	-	-	610	1.77%	7.11%	3/31/2028
April 30, 2025	714	-	-	714	2.34%	7.14%	4/30/2028
May 31, 2025	610	-	-	610	1.22%	7.18%	5/31/2028
June 30, 2025	698	-	-	698	1.55%	7.13%	6/30/2028
July 31, 2025	460	-	-	460	1.27%	7.07%	7/31/2028
August 31, 2025	320	-	-	320	1.27%	7.08%	8/31/2028
September 30, 2025	334	-	-	334	0.97%	7.06%	9/30/2028
October 31, 2025	206	-	-	206	1.19%	7.10%	10/31/2028
November 30, 2025	105	-	-	105	0.71%	7.14%	11/30/2028

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

Investments at fair value consisted of the following (in thousands):

	As of September 30, 2026			As of December 31, 2025
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$304,137	$303,651	$(486)	$457,925	$458,450	$525
Unitranche First Lien	584,940	585,312	372	378,769	383,346	4,577
Unitranche First Lien - Last Out	2,468	2,318	(150)	2,566	2,613	47
Senior Secured Second Lien	17,667	17,663	(4)	9,912	10,300	388
Unsecured Debt	22,931	22,213	(718)	3,468	3,633	165
Equity	18,266	21,590	3,324	8,035	10,791	2,756
LLC/LP Equity Interests	14,376	14,803	427	10,000	10,459	459
Total Investments	$964,785	$967,550	$2,765	$870,675	$879,592	$8,917

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of September 30, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
Health Care Equipment and Services	$280,024	28.9%	$191,386	21.9%
Commercial and Professional Services	136,147	14.1	115,253	13.2
Software and Services	118,709	12.3	109,149	12.4
Financial Services	79,263	8.2	66,386	7.5
Pharmaceuticals, Biotechnology and Life Sciences	70,684	7.3	39,989	4.5
Materials	62,533	6.5	43,383	4.9
Consumer Services	49,178	5.1	55,759	6.3
Diversified Financials	43,933	4.5	15,127	1.7
Telecommunication Services	30,585	3.2	34,231	3.9
Insurance	26,992	2.8	23,923	2.7
Capital Goods	26,218	2.7	88,976	10.1
Energy	17,835	1.8	8,156	0.9
Transportation	8,561	0.9	19,365	2.2
Media and Entertainment	7,509	0.8	21,773	2.5
Consumer Discretionary Distribution and Retail	4,076	0.4	29,848	3.4
Food, Beverage and Tobacco	3,015	0.3	5,759	0.7
Consumer Durables and Apparel	2,288	0.2	7,364	0.8
Real Estate Management and Development	-	-	3,765	0.4
Total Investments	$967,550	100.0%	$879,592	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of September 30, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
United States	$818,979	84.5%	$778,554	88.5%
Canada	69,937	7.2	43,981	5.1
France	17,930	1.9	3,867	0.4
Netherlands	14,104	1.5	13,347	1.5
Switzerland	11,272	1.2	11,898	1.4
Germany	11,267	1.2	1,869	0.2
Spain	9,627	1.0	-	-
United Kingdom	7,992	0.8	12,075	1.4
Australia	4,728	0.5	4,440	0.5
Israel	804	0.1	2,777	0.3
Gibraltar	792	0.1	2,791	0.3
Finland	118	0.0	123	0.0
Ireland	-	-	2,763	0.3
Denmark	-	-	1,107	0.1
Total Investments	$967,550	100.0%	$879,592	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2026 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$-	$122,316	$181,333	$303,649
Unitranche First Lien	-	-	585,314	585,314
Unitranche First Lien - Last Out	-	-	2,318	2,318
Senior Secured Second Lien	-	-	17,663	17,663
Unsecured Debt	-	-	22,213	22,213
Equity	-	-	21,590	21,590
Subtotal	$-	$122,316	$830,431	$952,747
Investments Measured at NAV (1)	-	-	-	14,803
Total Investments	$-	$122,316	$830,431	$967,550
Foreign Currency Forward Contracts - Assets	$-	$125	$-	$125
Foreign Currency Forward Contracts - Liabilities	$-	$-	$-	$-
Cash Equivalents	$33,517	$-	$-	$33,517

The following table presents fair value measurements of investments as of December 31, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$-	$379,082	$79,368	$458,450
Unitranche First Lien	-	-	383,346	383,346
Unitranche First Lien - Last Out	-	-	2,613	2,613
Senior Secured Second Lien	-	-	10,300	10,300
Unsecured Debt	-	-	3,633	3,633
Equity	-	-	10,791	10,791
Subtotal	$-	$379,082	$490,051	$869,133
Investments Measured at NAV (1)	-	-	-	10,459
Total Investments	$-	$379,082	$490,051	$879,592
Cash Equivalents	$34,566	$-	$-	$34,566

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2026 based off of the fair value hierarchy as of September 30, 2026 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First Lien - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity	Total
Balance as of December 31, 2025	$79,368	$383,346	$2,613	$10,300	$3,633	$10,791	$490,051
Amortized discounts/premiums	205	1,207	12	91	61	-	1,576
Paid in-kind interest	317	459	-	-	(1)	-	775
Net realized gain (loss)	(906)	(367)	-	-	-	-	(1,273)
Net change in unrealized appreciation (depreciation)	(224)	(4,203)	(197)	(392)	(885)	568	(5,333)
Purchases	122,859	294,405	-	17,664	23,188	10,231	468,347
Sales/principal repayments/paydowns	(18,553)	(89,533)	(110)	(10,000)	(3,783)	-	(121,979)
Transfers in	-	-	-	-	-	-	-
Transfers out	(1,733)	-	-	-	-	-	(1,733)
Balance as of September 30, 2026	$181,333	$585,314	$2,318	$17,663	$22,213	$21,590	$830,431
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	(239)	(3,949)	(197)	(3)	(718)	573	(4,533)

During the nine months ended September 30, 2026, the Company recorded $0 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data and $1,733 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2025 based off of the fair value hierarchy as of September 30, 2025 (in thousands):

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of September 30, 2026 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$160,893	Discounted Cash Flows	Discount Rate	6.2%	-	10.6%	(8.8%)
	17,886	Transaction Precedent	Transaction Price			N/A
	2,554	Broker Quoted	Broker Quote			N/A
	$181,333

Unitranche First Lien	$574,713	Discounted Cash Flows	Discount Rate	7.2%	-	13.1%	(9.0%)
	4,463	Enterprise Value	Comparable EBITDA Multiple	10.8x	-	10.8x	(10.8x)
	6,138	Transaction Precedent	Transaction Price			N/A
	$585,314

Unitranche First Lien - Last Out	$2,318	Discounted Cash Flows	Discount Rate	7.8%	-	20.2%	(19.4%)
	$2,318

Senior Secured Second Lien	$17,663	Discounted Cash Flows	Discount Rate	10.5%	-	10.5%	(10.5%)
	$17,663

Unsecured Debt	$22,213	Discounted Cash Flows	Discount Rate	10.2%	-	14.5%	(10.9%)
	$22,213

Equity	$21,590	Enterprise Value	Comparable EBITDA Multiple	8.5x	-	25.2x	(16.9x)
	$21,590

Total	$830,431

Security Type	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$59,591	Discounted Cash Flows	Discount Rate	5.5%	-	9.4%	(8.4%)
	2,230	Transaction Precedent	Transaction Price			N/A
	17,547	Broker Quoted	Broker Quote			N/A
	$79,368

Unitranche First Lien	$296,442	Discounted Cash Flows	Discount Rate	7.6%	-	14.8%	(9.1%)
	85,091	Transaction Precedent	Transaction Price			N/A
	1,813	Broker Quoted	Broker Quote			N/A
	$383,346

Unitranche First Lien - Last Out	$2,613	Discounted Cash Flows	Discount Rate	7.6%	-	12.9%	(12.6%)
	$2,613

Senior Secured Second Lien	$10,300	Discounted Cash Flows	Discount Rate	9.4%	-	9.4%	(9.4%)
	$10,300

Unsecured Debt	$3,633	Discounted Cash Flows	Discount Rate			13.6%
	$3,633

Equity	$10,791	Enterprise Value	Comparable EBITDA Multiple	7.8x	-	26.6x	(16.3x)
	$10,791

Total	$490,051

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

Note 6. Debt

Debt consisted of the following:

	As of September 30, 2026				As of December 31, 2025
(in $ thousands)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)
JPM Funding Facility III	$650,000	$418,160	$231,840	$418,160	$575,000	$419,972	$155,028	$419,972
Total Debt	$650,000	$418,160	$231,840	$418,160	$575,000	$419,972	$155,028	$419,972
(1)
The amount available is subject to any limitations related to the credit facility borrowing base.
(2)
The amount presented excludes netting of deferred financing costs.

(3)
As of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2026 and 2025 was 5.78% and 7.11%, respectively. The weighted average borrowings outstanding for the nine months ended September 30, 2026 and 2025 were $430,566 and $165,937, respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of September 30, 2026 and December 31, 2025, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the JPM Funding Facility III were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility III on a straight-line basis which approximates the effective interest method. As of September 30, 2026 and December 31, 2025, deferred financing costs related to the JPM Funding Facility III were $5,802 and $6,873, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the Company’s credit facilities were as follows:

	For the three months ended		For the nine months ended
(in $ thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$5,458	$3,317	$16,834	$7,562
Unused facility fees	368	480	974	847
Amortization of financing costs	362	261	1,072	535
Total interest and other debt financing costs	$6,188	$4,058	$18,880	$8,944
Weighted average outstanding balance	$408,413	$223,064	$430,566	$165,937

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

During the nine months ended September 30, 2026, the Company’s average USD notional exposure, calculated daily on a weighted average basis on the duration of each forward contract, of foreign currency forward contracts was $12,447. During the nine months ended September 30, 2025, the Company did not hold any derivatives.

The following table sets forth the Company’s net exposure to a foreign currency forward contract that is subject to ISDA Master

Agreements or similar agreements (in thousands). As of December 31, 2025, the Company did not hold any derivatives.

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
September 30, 2026	NatWest Markets Plc	$125	$-	$125	$-	$125

(1) Amount excludes excess cash collateral paid.

(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net realized gain (loss) on foreign currency forward contracts	$186	$-	$659	$-
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	79	-	125	-
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$265	$-	$784	$-

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of September 30, 2026		As of December 31, 2025
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Accurate Finance Sub, LLC (7)	Delayed Draw Term Loan	9/2/2027	251	9/2/2027	300
Accurate Finance Sub, LLC (7)	Revolver	9/2/2032	150	9/2/2032	150
Americana Partners LLC (7)	Delayed Draw Term Loan	5/2/2027	1,925	5/2/2027	1,925
Americana Partners LLC (9)	Revolver	5/2/2031	425	5/2/2031	425
Ancora Bidco PTY LTD (11)	Delayed Draw Term Loan	5/6/2027	115	5/6/2027	723
Angels of Care (3)	Delayed Draw Term Loan	n/a	-	2/9/2026	576
Angels of Care (7)	Revolver	2/11/2030	400	2/11/2030	400
Angels of Care (7)	Delayed Draw Term Loan	3/25/2028	1,050	n/a	-
Arrow Management Acquisition, LLC (9)	Delayed Draw Term Loan	7/25/2027	5,932	7/25/2027	6,871
Arrow Management Acquisition, LLC (7)	Revolver	7/25/2032	1,466	7/25/2032	1,512
Aryeh Bidco Investment Ltd. (7)	Delayed Draw Term Loan	1/14/2028	1,502	n/a	-
Aryeh Bidco Investment Ltd. (7)	Revolver	1/14/2033	2,878	n/a	-
Avalign Technologies, Inc. (7)	Revolver	12/20/2028	294	12/20/2028	461
Avidity Acquisition B.V. (9)	Delayed Draw Term Loan	3/4/2029	28	3/4/2029	29
Beyond Risk Management, Inc. (7)	Delayed Draw Term Loan	3/9/2028	900	n/a	-
Beyond Risk Management, Inc. (7)	Revolver	3/13/2033	400	n/a	-
Bonterra LLC (7)	Revolver	3/5/2032	916	3/5/2032	1,145
Bonterra LLC (9)	Delayed Draw Term Loan	10/8/2027	2,609	10/8/2027	3,940
Bristol Hospice, LLC (7)	Revolver	8/26/2032	2,313	8/26/2032	2,313
Buyer Cascade Acquiror, Inc. (7)	Revolver	5/18/2033	3,647	n/a	-
BV MRP Buyer, LLC (9)	Delayed Draw Term Loan	1/21/2028	6,075	n/a	-
BV MRP Buyer, LLC (7)	Revolver	1/21/2032	1,825	n/a	-
BVI Medical Inc. (7)	Delayed Draw Term Loan	9/7/2027	87	9/7/2027	227
BVI Medical Inc. (7)	Revolver	3/7/2032	404	3/7/2032	657
BVTC Aggregator, LP (9)	Delayed Draw Term Loan	7/1/2027	1,100	n/a	-
BVTC Aggregator, LP (7)	Revolver	7/1/2032	450	n/a	-
C-4 Analytics (3)	Delayed Draw Term Loan	n/a	-	5/14/2026	1,850
C-4 Analytics (7)	Revolver	5/14/2030	525	5/14/2030	525
CallRevu, LLC (7)	Revolver	10/10/2032	25	10/10/2032	25
Career Certified LLC (9)	Delayed Draw Term Loan	2/19/2027	51	2/19/2027	51
Career Certified LLC (7)	Revolver	2/19/2031	100	2/19/2031	100
Cary Street Partners (9)	Delayed Draw Term Loan	5/30/2027	1,586	5/30/2027	2,672
Cary Street Partners (7)	Revolver	5/30/2031	350	5/30/2031	350
CCI Buyer, Inc (7)	Revolver	5/13/2032	1,653	5/13/2032	1,653
Chicago US Midco III LP (3)	Delayed Draw Term Loan	n/a	-	10/29/2032	362

CLI Bidco B.V. (5)	Delayed Draw Term Loan	2/3/2033	20	n/a	-
CMG Holdco (9)	Delayed Draw Term Loan	10/31/2028	92	10/31/2028	395
CMG Holdco (9)	Delayed Draw Term Loan	10/31/2028	617	10/31/2028	617
CMG Holdco (7)	Revolver	10/31/2028	132	10/31/2028	526
CMG Holdco (9)	Delayed Draw Term Loan	7/17/2027	4,430	7/17/2027	4,430
CMG Holdco (7)	Revolver	11/19/2030	175	11/19/2030	702
Concord III, LLC (3)	Revolver	n/a	-	12/20/2028	81
Conservice Midco LLC (7)	Revolver	2/10/2033	4,204	n/a	-
CRS TH Holdings, Corp. (9)	Delayed Draw Term Loan	12/31/2027	450	12/31/2027	450
CRS TH Holdings, Corp. (7)	Revolver	12/31/2032	300	12/31/2032	300
Constellation Wealth Capital Fund II (3) (14)	Partnership Interests	n/a	5,624	n/a	-
Dawson Logan 2025-L5 LP (3)	Collateralized Funding Obligation	10/9/2040	3,483	n/a	-
DecisionHR Holdings, Inc (7)	Delayed Draw Term Loan	12/8/2027	160	12/8/2027	200
DecisionHR Holdings, Inc (7)	Revolver	12/8/2031	100	12/8/2031	100
Dispatch Acquisition Holdings, LLC (7)	Revolver	11/19/2032	3,462	11/19/2032	2,942
Dispatch Acquisition Holdings, LLC (7)	Delayed Draw Term Loan	6/8/2027	869	n/a	-
Duraserv LLC (7)	Delayed Draw Term Loan	3/3/2027	705	6/10/2026	735
Duraserv LLC (7)	Revolver	6/10/2030	548	6/10/2030	774
Duraserv LLC (7)	Delayed Draw Term Loan	11/12/2027	3,571	11/12/2027	3,571
DwyerOmega (4)	Delayed Draw Term Loan	7/16/2033	17	n/a	-
Essential Services Holding Corporation (7)	Revolver	6/17/2030	260	6/17/2030	279
Essential Services Holding Corporation (3)	Delayed Draw Term Loan	n/a	-	6/17/2026	744
Evergreen IX Borrower 2023, LLC (7)	Revolver	9/29/2029	500	9/29/2029	500
Foreside Financial Group, LLC (7)	Delayed Draw Term Loan	6/26/2028	3,457	n/a	-
Foreside Financial Group, LLC (7)	Revolver	9/30/2029	1,208	n/a	-
Galway Borrower, LLC (3)	Revolver	n/a	-	9/30/2028	598
Galway Borrower, LLC (3)	Delayed Draw Term Loan	n/a	-	2/7/2026	4,368
GB Eagle Buyer, Inc. (7)	Revolver	12/1/2030	492	12/1/2030	513
GB Eagle Buyer, Inc. (7)	Revolver	12/1/2030	3,975	12/1/2030	4,141
GB Eagle Buyer, Inc. (3)	Delayed Draw Term Loan	n/a	-	11/14/2027	10,404
Granicus, Inc. (7)	Revolver	1/17/2031	548	1/17/2031	548
Granicus, Inc. (3)	Delayed Draw Term Loan	n/a	-	8/2/2026	66
Halo Buyer Inc (7)	Revolver	8/7/2029	317	8/7/2029	335
Hamsard 3778 Limited (12)	Delayed Draw Term Loan	10/28/2031	582	10/28/2031	590

Hanger, Inc. (3)	Delayed Draw Term Loan	n/a	-	10/23/2031	93
Headlands Buyer, Inc. (7)	Delayed Draw Term Loan	9/29/2027	2,748	9/29/2027	2,747
Headlands Buyer, Inc. (7)	Revolver	9/29/2032	1,283	9/29/2032	1,283
HEF Safety Ultimate Holdings, LLC (3)	Delayed Draw Term Loan	8/10/2028	1,103	n/a	-
HEF Safety Ultimate Holdings, LLC (7)	Revolver	8/10/2033	540	n/a	-
HES Facilities (7)	Delayed Draw Term Loan	3/2/2028	3,527	n/a	-
HES Facilities (7)	Revolver	3/2/2033	2,740	n/a	-
HP Irish Merger Sub, Inc. (3)	Delayed Draw Term Loan	5/14/2028	2,895	n/a	-
HP Irish Merger Sub, Inc. (4)	Revolver	5/14/2033	2,532	n/a	-
HPOne (7)	Delayed Draw Term Loan	8/18/2027	1,200	8/18/2027	1,200
HPOne (7)	Revolver	8/18/2031	3,000	8/18/2031	3,000
Husky Holding LLC (3)	Delayed Draw Term Loan	n/a	-	2/15/2029	59
Iris Buyer, LLC (3)	Delayed Draw Term Loan	n/a	-	10/2/2030	235
Iris Buyer, LLC (9)	Delayed Draw Term Loan	7/15/2028	3,261	n/a	-
Iris Buyer, LLC (7)	Revolver	10/2/2030	652	n/a	-
Iris Buyer, LLC (7)	Revolver	10/2/2029	505	10/2/2029	505
IVX Health Holdings, Inc. (7)	Revolver	6/7/2030	2,559	n/a	-
IVX Health Holdings, Inc. (7)	Revolver	6/7/2030	1,408	6/7/2030	1,408
Just Right HVAC, LLC (9)	Revolver	2/13/2029	50	n/a	-
Just Right HVAC, LLC (9)	Delayed Draw Term Loan	2/13/2029	13	n/a	-
Just Right HVAC, LLC (9)	Delayed Draw Term Loan	9/28/2028	100	n/a	-
KENG Acquisition, Inc. (7)	Revolver	8/1/2029	496	n/a	-
KENG Acquisition, Inc. (9)	Delayed Draw Term Loan	5/1/2028	5,394	n/a	-
KENG Acquisition, Inc. (9)	Delayed Draw Term Loan	5/1/2028	1,359	n/a	-
King Risk Partners LLC (7)	Revolver	4/23/2031	450	4/23/2031	450
King Risk Partners LLC (3)	Delayed Draw Term Loan	n/a	-	4/23/2027	1,031
King Risk Partners LLC (8)	Delayed Draw Term Loan	1/30/2028	2,823	n/a	-
Klick Inc. (3)	Delayed Draw Term Loan	n/a	-	11/5/2027	3,516
Klick Inc. (7)	Revolver	11/5/2032	3,516	11/5/2032	3,516
Landscape Workshop LLC (7)	Revolver	5/16/2031	3,405	5/16/2031	2,841
Landscape Workshop LLC (9)	Delayed Draw Term Loan	3/12/2028	2,933	5/16/2027	3,826
Lawn Star Buyer, LLC (6)	Revolver	6/2/2031	560	6/2/2031	700
Lightspeed Buyer, Inc. (7)	Revolver	2/6/2032	1,445	n/a	-
Lightspeed Buyer, Inc. (7)	Delayed Draw Term Loan	2/6/2032	7,477	n/a	-
LTC Ally Inc (7)	Revolver	4/30/2031	200	4/30/2031	200
Marlabs (9)	Delayed Draw Term Loan	2/5/2028	1,350	2/5/2028	1,350
Marlabs (7)	Revolver	8/5/2030	143	8/5/2030	283
MB2 Dental (7)	Revolver	2/13/2031	311	2/13/2031	315

MB2 Dental (7)	Delayed Draw Term Loan	3/11/2027	555	n/a	-
Medical Review Institute of America (7)	Revolver	7/1/2030	768	7/1/2030	736
Medicus IT (9)	Delayed Draw Term Loan	6/30/2027	1,400	7/9/2026	2,800
Medicus IT (7)	Revolver	7/9/2030	831	7/9/2030	1,018
Medicus IT (9)	Delayed Draw Term Loan	6/30/2027	217	6/30/2027	262
Medicus IT (7)	Revolver	6/30/2032	666	6/30/2032	816
National Mentor Holdings, Inc. (3)	Delayed Draw Term Loan	n/a	-	12/5/2030	369
Net Health Acquisition Corp. (7)	Revolver	7/5/2031	1,136	7/5/2031	1,136
NP Concord Buyer, Inc. (3)	Delayed Draw Term Loan	7/16/2028	1,050	n/a	-
NP Concord Buyer, Inc. (7)	Revolver	7/16/2032	600	n/a	-
Olyos Group (10)	Delayed Draw Term Loan	6/26/2028	426	6/26/2028	3,424
Olyos Group (10)	Delayed Draw Term Loan	6/26/2028	4,530	n/a	-
Online Labels Group, LLC (7)	Revolver	12/19/2029	200	12/19/2029	200
Online Labels Group, LLC (9)	Delayed Draw Term Loan	12/16/2027	87	12/19/2025	88
Online Labels Group, LLC (9)	Delayed Draw Term Loan	12/16/2027	175	12/19/2025	175
Parts Town (3)	Delayed Draw Term Loan	n/a	-	4/16/2026	318
Pegasus Steel (3)	Delayed Draw Term Loan	n/a	-	1/19/2026	343
Pegasus Steel (3)	Delayed Draw Term Loan	n/a	-	1/19/2026	197
Pegasus Steel (3)	Delayed Draw Term Loan	n/a	-	1/19/2026	431
PI Buyer LLC (9)	Delayed Draw Term Loan	8/29/2027	171	8/29/2032	300
PI Buyer LLC (7)	Revolver	8/29/2032	100	8/29/2032	100
Pipe Bidco GmbH (9)	Delayed Draw Term Loan	1/13/2030	4,950	n/a	-
Pitch MidCo B.V. (11)	Delayed Draw Term Loan	4/26/2028	1,133	4/26/2028	1,174
Premier Care Dental Management, LLC (8)	Delayed Draw Term Loan	7/16/2027	1,020	7/16/2027	5,738
Qinetic, Inc. (7)	Delayed Draw Term Loan	10/30/2028	4,000	n/a	-
Qinetic, Inc. (7)	Revolver	4/30/2033	2,000	n/a	-
Rightworks LLC (7)	Revolver	5/21/2029	150	5/21/2029	285
RM Advisory, LLC (9)	Delayed Draw Term Loan	9/10/2028	1,247	n/a	-
RM Advisory, LLC (7)	Revolver	9/10/2033	350	n/a	-
RN Enterprises, LLC (9)	Delayed Draw Term Loan	10/17/2026	1,239	10/17/2026	1,572
RN Enterprises, LLC (7)	Revolver	10/17/2031	594	10/17/2031	932
Ro Health LLC (7)	Revolver	8/12/2032	450	n/a	-
RWA Wealth Partners, LLC. (8)	Delayed Draw Term Loan	11/15/2026	1,068	11/15/2026	1,068
RWA Wealth Partners, LLC. (7)	Revolver	11/15/2030	400	11/15/2030	400
Saarni (3)	Delayed Draw Term Loan	n/a	-	3/19/2032	5

Schellman Holdings, LLC (3)	Delayed Draw Term Loan	4/21/2028	2,857	n/a	-
Schellman Holdings, LLC (7)	Revolver	4/21/2033	4,286	n/a	-
Security Risk Advisors Intl, LLC (9)	Delayed Draw Term Loan	9/30/2031	650	9/30/2031	650
Security Risk Advisors Intl, LLC (9)	Revolver	9/30/2031	433	9/30/2031	433
SIG Parent Holdings, LLC (7)	Revolver	8/21/2031	809	n/a	-
SIG Parent Holdings, LLC (6)	Delayed Draw Term Loan	2/25/2028	16,500	n/a	-
Smith and Howard Investment Holdings, LLC (3)	Delayed Draw Term Loan	7/29/2028	2,250	n/a	-
Smith and Howard Investment Holdings, LLC (7)	Revolver	8/1/2033	900	n/a	-
Solvias AG LP (7)	Revolver	2/27/2032	1,504	2/27/2032	1,586
SPI Holdco, LLC (9)	Delayed Draw Term Loan	4/21/2028	250	n/a	-
SPI Holdco, LLC (7)	Revolver	4/21/2032	200	n/a	-
The Hilb Group, LLC (7)	Delayed Draw Term Loan	10/31/2026	200	10/31/2026	947
The Hilb Group, LLC (7)	Revolver	10/31/2031	412	10/31/2031	580
Trace3 (Escape Velocity Holdings) (3)	Delayed Draw Term Loan	n/a	-	10/29/2032	178
Tree Guardians Holdings LLC (9)	Delayed Draw Term Loan	1/26/2028	1,315	n/a	-
Tree Guardians Holdings LLC (7)	Revolver	1/26/2032	200	n/a	-
Trintech, Inc. (7)	Revolver	1/29/2033	968	n/a	-
Trintech, Inc. (8)	Delayed Draw Term Loan	1/29/2028	1,290	n/a	-
Tropolis Holdings LLC (7)	Revolver	2/28/2031	100	2/28/2031	100
Tropolis Holdings LLC (9)	Delayed Draw Term Loan	10/4/2027	603	10/4/2027	721
UHY Advisors , Inc. (8)	Delayed Draw Term Loan	11/21/2026	196	11/21/2026	1,563
UHY Advisors , Inc. (7)	Revolver	11/21/2031	355	11/21/2031	320
Unosquare, LLC (9)	Delayed Draw Term Loan	6/2/2027	1,400	6/2/2027	1,400
Unosquare, LLC (7)	Revolver	6/2/2031	550	6/2/2031	550
USALCO (3)	Delayed Draw Term Loan	n/a	-	9/30/2031	177
Van Der Steen (13)	Delayed Draw Term Loan	5/7/2028	688	n/a	-
Vrs Buyer Inc (3)	Delayed Draw Term Loan	n/a	-	10/11/2032	62
WCT Group Holdings, LLC (7)	Revolver	12/12/2029	229	n/a	-
WCT Group Holdings, LLC (7)	Revolver	12/12/2029	457	12/12/2029	457
WCT Group Holdings, LLC (3)	Delayed Draw Term Loan	n/a	-	8/25/2027	43
WCT Group Holdings, LLC (9)	Revolver	12/12/2029	229	12/12/2029	229
Total			$215,052		$130,592

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of September 30, 2026 and December 31, 2025.
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
(14)
As of September 30, 2026, the Company had an unfunded capital commitment related to its investment in Constellation Wealth Capital Fund II.

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

As of September 30, 2026, pursuant to subscription agreements entered into with the Private Placement Investors and shares issued through its public offering that commenced on August 1, 2024, the Company has issued approximately 22,545,769 of its Class I shares, approximately 6,858 of its Class S shares and approximately 929 of its Class D shares and raised gross proceeds of approximately $597,720, $185 and $25, respectively.

The following table summarizes transactions in common shares during the periods noted.

	For the nine months ended September 30, 2026		For the nine months ended September 30, 2025
(in $ thousands except share amounts)	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	5,361,162	$142,411	7,305,335	$197,604
Share transfers between classes	929	24	-	-
Distributions reinvested	1,970	52	-	-
Share repurchases, net of early repurchase deductions	(114,939)	(3,003)	-	-
Net increase (decrease)	5,249,122	$139,484	7,305,335	$197,604
CLASS S
Subscriptions	4,624	$124	2,234	$60
Share transfers between classes	-	-	-	-
Distributions reinvested	172	5	73	2
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	4,796	$129	2,307	$62
CLASS D
Subscriptions	929	$25	-	$-
Share transfers between classes	(929)	(24)	-	-
Distributions reinvested	-	-	-	-
Share repurchases, net of early repurchase deductions	-	-	-	-
Net increase (decrease)	-	$1	-	$-

Net Asset Value per Share and Offering Price

The following table summarizes each month-end NAV per share for Class I, Class S and Class D shares of beneficial interest for the period from January 1, 2025 through September 30, 2026.

Date	Class I	Class S	Class D
January 31, 2025	27.03	-	-
February 28, 2025	26.99	-	-
March 31, 2025	26.88	-	-
April 30, 2025	26.76	26.76	-
May 31, 2025	26.92	26.92	-
June 30, 2025	27.14	27.14	-
July 31, 2025	27.11	27.11	-
August 31, 2025	27.20	27.20	-
September 30, 2025	27.02	27.02	-
October 31, 2025	26.89	26.89	-
November 30, 2025	26.89	26.89	-
December 31, 2025	27.06	27.06	-
January 31, 2026	26.90	26.90	26.90
February 28, 2026	26.58	26.58	26.58
March 31, 2026	26.27	26.27	26.27
April 30, 2026	26.36	26.36	26.36
May 31, 2026	26.32	26.32	26.32
June 30, 2026	26.26	26.26	26.26
July 31, 2026	26.33	26.33	-
August 31, 2026	26.47	26.47	-
September 30, 2026	26.38	26.38	-

Distributions

The Company declared monthly regular and special distributions for its Class I shares, Class S shares and Class D shares. The following table presents the monthly regular and special distributions that were declared and payable during the nine months ended September 30, 2026.

(in $ thousands, except per share amounts)			Class I Distributions			Class S Distributions			Class D Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount		Per Share	Amount
January 31, 2026	January 30, 2026	February 27, 2026	$0.160	$3,010		$0.141	$0		$-	$-
January 31, 2026	January 30, 2026	February 27, 2026	0.040	752	(1)	0.040	0	(1)	-	-
February 28, 2026	February 25, 2026	March 30, 2026	0.165	3,110		0.146	1		0.159	0
March 31, 2026	March 27, 2026	April 30, 2026	0.165	3,161		0.146	1		0.159	0
March 31, 2026	March 27, 2026	April 30, 2026	0.070	1,341	(1)	0.070	0	(1)	0.070	0	(1)
April 30, 2026	April 28, 2026	May 27, 2026	0.165	3,377		0.146	1		0.160	0
May 31, 2026	May 22, 2026	June 30, 2026	0.165	3,441		0.146	1		0.160	0
June 30, 2026	June 25, 2026	July 31, 2026	0.165	3,468		0.146	1		0.160	0
June 30, 2026	June 25, 2026	July 31, 2026	0.045	946	(1)	0.045	0	(1)	0.045	0	(1)
July 31, 2026	July 28, 2026	August 31, 2026	0.165	3,468		0.146	1		0.160	-
August 31, 2026	August 25, 2026	September 30, 2026	0.165	3,680		0.146	1		-	-
September 30, 2026	September 25, 2026	October 30, 2026	0.165	3,702		0.146	2		-	-
September 30, 2026	September 25, 2026	October 30, 2026	0.045	1,009	(1)	0.045	0	(1)	-	-
			$1.680	$34,465	(2)	$1.509	$10	(2)	$1.073	$1	(2)

(1) Represents a special distribution

(2) Totals may not add up due to rounding

The following table presents the monthly regular and special distributions that were declared and payable during the nine months ended September 30, 2025.

(in $ thousands, except per share amounts)			Class I Distributions			Class S Distributions			Class D Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount		Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1,119		$-	$-		$-	$-
January 31, 2025	January 29, 2025	February 27, 2025	0.06	419	(1)	-	-		-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1,119		-	-		-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.06	419	(1)	-	-		-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1,119		-	-		-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.06	419	(1)	-	-		-	-
April 30, 2025	April 28, 2025	May 28, 2025	0.16	1,509		0.14	0		-	-
April 30, 2025	April 28, 2025	May 28, 2025	0.06	566	(1)	0.06	0	(1)	-	-
May 31, 2025	May 22, 2025	June 27, 2025	0.16	1,548		0.14	0		-	-
May 31, 2025	May 22, 2025	June 27, 2025	0.06	580	(1)	0.06	0	(1)	-	-
June 30, 2025	June 25, 2025	July 29, 2025	0.16	1,550		0.14	0		-	-
June 30, 2025	June 25, 2025	July 29, 2025	0.06	581	(1)	0.06	0	(1)	-	-
July 31, 2025	July 29, 2025	August 29, 2025	0.16	1,874		0.14	0		-	-
July 31, 2025	July 29, 2025	August 29, 2025	0.06	703	(1)	0.06	0	(1)	-	-
August 31, 2025	August 25, 2025	September 30, 2025	0.16	1,953		0.14	0		-	-
August 31, 2025	August 25, 2025	September 30, 2025	0.06	733	(1)	0.06	0	(1)	-	-
September 30, 2025	September 25, 2025	October 31, 2025	0.16	2,237		0.14	0		-	-
September 30, 2025	September 25, 2025	October 31, 2025	0.06	839	(1)	0.06	0	(1)	-	-
			$1.98	$19,287	(2)	$1.20	$2	(2)	$-	$-

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

In accordance with the Company’s share repurchase program, the Company made three share repurchase offers in the first three quarters of both 2026 and 2025. There were 114,939 shares repurchased for the three and nine months ended September 30, 2026 using a purchase price equal to the NAV per share as of the last calendar day of the applicable month. There were no share repurchases actually completed for the three and nine months ended September 30, 2025.

The following table presents the share repurchases completed during the three and nine months ended September 30, 2026:

Repurchase Pricing Date	Total Number of Shares Repurchased (1)	Percentage of Outstanding Shares Repurchased (1)(2)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (3)	Maximum number of shares that may yet be purchased under the repurchase program (4)
August 31, 2026	114,939	0.55%	September 24, 2026	$26.47	$3,003	-

(1)
During the three months ended September 30, 2026, the Company fulfilled repurchase requests equal to 0.55% of outstanding shares as of July 31, 2026, or 100% of repurchase requests.

(2)
Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(3)
Amounts shown net of the early repurchase deduction, if any.

(4)
Unfulfilled repurchase requests do not carry over automatically and must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the share repurchase program, as applicable.

Note 10. Financial Highlights

Below is the schedule of the Company’s financial highlights for the nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	For the nine months ended September 30, 2026			For the nine months ended September 30, 2025
	Class I	Class S	Class D	Class I	Class S	Class D
Per Share Data:
Net asset value, beginning of period	$27.06	$27.06	$-	$27.06	$-	$-
Capital contribution	-	-	26.90	-	26.88	-
Capital transfers	0.0	-	(26.90)	-	-	-
Net investment income (1)	1.61	1.44	0.89	1.94	1.15	-
Net realized and unrealized gains (losses) on investments (1)(2)	(0.61)	(0.61)	0.18	-	0.19	-
Net increase (decrease) in net assets resulting from operations	1.00	0.83	1.07	1.94	1.34	-
Distributions declared from net investment income (8)	(1.68)	(1.51)	(1.07)	(1.98)	(1.20)	-
Total increase (decrease) in net assets	(0.68)	(0.68)	-	(0.04)	27.02	-
Net asset value, end of period	$26.38	$26.38	$-	$27.02	$27.02	$-
Shares outstanding, end of period	22,434,170	7,153	-	13,983,091	2,307	-
Weighted average shares outstanding	20,559,668	6,428	929	9,756,756	2,019	-
Total return based on net asset value (3)	3.70%	3.07%	n/a	7.17%	4.99%	-
Ratio/Supplemental Data:
Net assets, end of period	$591,754	$189	$-	$377,877	$62	$-
Ratio of total expenses (excluding expense support and expense support reimbursement) to average net assets (4)(5)(6)	6.82%	7.67%	5.94%	9.37%	9.40%	-
Ratio of net expenses (excluding expense support and expense support reimbursement, and without incentive fees and interest and other debt expenses) to average net assets (6)	2.49%	3.36%	2.12%	4.44%	4.67%	-
Ratio of net investment income to average net assets (6)	8.14%	7.28%	6.79%	10.41%	8.85%	-
Ratio of interest and other debt financing costs to average net assets (6)	4.63%	4.63%	4.05%	4.93%	4.72%	-
Portfolio turnover (7)	38.98%	38.98%	38.98%	28.84%	28.84%	-
Asset coverage ratio	240%	240%	240%	243%	243%	-
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
(5)
The ratio of total expenses to average net assets in the table above includes the Adviser’s voluntary waivers of its right to receive the management, income and capital gains incentive fees. Excluding the effects of the voluntary waivers and including the impact of the expense support, the annualized ratio of total expenses to average net assets for Class I shares would have been 8.09% and 10.34%, respectively, for the nine months ended September 30, 2026 and 2025. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets for Class S shares would have been 9.02% and 10.51% for the nine months ended September 30, 2026 and 2025. Excluding the effects of the voluntary waivers and expense support, the annualized ratio of total expenses to average net assets for Class D shares would have been 7.01% for the nine months ended September 30, 2026.
(6)
Annualized.

(7) Not annualized.

(8) The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9 Net Assets).

Note 11. Income Taxes

For the three and nine months ended September 30, 2026, the Company recognized $50 and $123 of excise taxes related to its status as a RIC, respectively. For the three and nine months ended September 30, 2025, the Company recognized $81 and $243 of excise taxes related to its status as a RIC, respectively. As of September 30, 2026, and December 31, 2025, $150 and $222 of accrued excise taxes remained payable, respectively.

For the three and nine months ended September 30, 2026 and 2025 the Company recognized $0 benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of September 30, 2026 and December 31, 2025, no deferred tax assets or liabilities were recorded on the Consolidated Statements of Assets and Liabilities.

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

	As of September 30, 2026	As of December 31, 2025
Tax Cost (1)	$999,591	$905,241
Gross Unrealized Appreciation	14,191	$13,386
Gross Unrealized Depreciation	(11,033)	(4,469)
Net Unrealized Investment Appreciation (Depreciation)	$3,158	$8,917

(1) Tax cost includes cash equivalents

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of September 30, 2026.

On October 1, 2026, the Company issued and sold approximately 73,920 Common Shares (consisting of 73,920 Class I shares) at an offering price of $26.38 per share, and received $1,950 as payment for such shares.

On October 28, 2026, the Company announced the declaration of the amounts per share set forth below for its Class I shares and Class S shares. The distributions for Class I shares and Class S shares were payable to stockholders of record as of the open of business on October 31, 2026 and will be paid on or about November 30, 2026. The distributions will be paid in cash or reinvested in the Class I shares or Class S shares, respectively, for stockholders participating in the Company’s distribution reinvestment plan.

	Gross Distribution	Stockholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16500	$-	$0.16500
Class S Common Shares	0.16500	0.01869	0.14631

On November 1, 2026, pursuant to the Offering, the Company received approximately $450 in subscriptions from third party unaffiliated investors. The purchase price per Class I share, Class S share and Class D share will equal the Company’s net asset value per Class I share, Class S share and Class D share, respectively, as of the last calendar day of October 31, 2026 (the “October NAV”), which is generally expected to be available within 20 business days after November 1, 2026. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the October NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, November 1, 2026.

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

Organization and offering expenses were incurred by the Adviser on our behalf until the commencement of the Offering (as defined below). Any organization and offering expenses incurred by us, including reimbursements to the Adviser, are expensed as incurred subject to the Expense Support Agreement. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pay on our behalf), subject to certain conditions. See “Components of Operations - Expenses - Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of September 30, 2026		As of December 31, 2025
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$303.7	31.5%	$458.5	52.1%
Unitranche First Lien	585.3	60.5	383.3	43.6
Unitranche First Lien - Last Out	2.3	0.2	2.6	0.3
Senior Secured Second Lien	17.7	1.8	10.3	1.2
Unsecured Debt	22.2	2.3	3.6	0.4
Equity	21.6	2.2	10.8	1.2
LLC/LP Equity Interests	14.8	1.5	10.5	1.2
Total Investments	$967.6	100.0%	$879.6	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
New investments at cost:
Senior Secured First Lien	$34.3	$124.3	$151.1	$254.0
Unitranche First Lien	27.4	65.0	255.3	172.9
Unitranche First Lien - Last Out	—	—	—	2.6
Senior Secured Second Lien	—	9.9	17.7	9.9
Unsecured Debt	—	0.1	23.2	—
Equity	0.5	2.4	10.7	4.4
LLC/LP Equity Interests	2.1	1.0	4.4	4.0
Total Investments	$64.3	$202.7	$462.4	$447.8
Proceeds from investments sold or repaid:
Senior Secured First Lien	$20.9	$71.9	$290.2	$111.3
Unitranche First Lien	15.0	3.8	58.8	9.9
Unitranche First Lien - Last Out	—	—	0.1	—
Senior Secured Second Lien	7.5	—	10.0	—
Unsecured Debt	0.3	—	3.8	—
Equity	—	—	—	—
LLC/LP Equity Interests	—	—	—	—
Total Proceeds	$43.7	$75.7	$362.9	$121.2
Net increase (decrease) in portfolio	$20.6	$127.0	$99.5	$326.6

The following table presents certain selected information regarding our investment portfolio:

	As of September 30, 2026	As of December 31, 2025
Weighted average yield on income producing securities (at cost) (1)	8.8%	8.3%
Percentage of debt bearing a floating rate (at fair value)	98.1%	99.6%
Percentage of debt bearing a fixed rate (at fair value)	1.9%	0.4%
Number of portfolio companies	190	246

(1) Includes performing debt and other income producing investments (excluding investments on non-accrual).

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of September 30, 2026				As of December 31, 2025
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$924.2	99.2%	$926.7	99.5%	$852.6	100.0%	$858.3	100.0%
Non-Accrual	7.8	0.8%	4.5	0.5%	-	0.0%	-	0.0%
Total	$932.0	100.0%	$931.2	100.0%	$852.6	100.0%	$858.3	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026, we had investments in one portfolio company on non-accrual status, which represented 0.8% and 0.5% of the total debt investments at cost and fair value, respectively. As of December 31, 2025, we had no investments on non-accrual status.

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

($ in millions)	As of September 30, 2026		As of December 31, 2025
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$48.2	5.0%	$20.0	2.3%
2	901.8	93.2	852.5	96.9
3	10.4	1.1	7.1	0.8
4	2.7	0.3	-	-
5	4.5	0.4	-	-
Total	$967.6	100.0%	$879.6	100.0%

RESULTS OF OPERATIONS

Summarized statement of operations

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Total investment income	$21.5	$13.6	$62.2	$30.8
Total net expenses, including taxes	9.7	5.5	29.0	11.9
Net investment income	$11.8	$8.1	$33.2	$18.9
Net realized gain (loss) on investments	(0.3)	(1.8)	(7.4)	(2.4)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	2.8	0.3	(4.1)	2.3
Net realized and unrealized gains (losses)	$2.5	$(1.5)	$(11.5)	$(0.1)
Net increase (decrease) in net assets resulting from operations	$14.3	$6.6	$21.7	$18.8

Investment income

	For the three months ended September 30,		For the nine months ended September 30,
(in $ millions)	2026	2025	2026	2025
Interest from investments	$20.8	$13.0	$59.9	$28.7
Paid-in-kind interest	0.3	0.4	0.8	1.1
Dividend income	0.2	0.1	1.1	0.4
Other income	0.2	0.1	0.4	0.6
Total investment income	$21.5	$13.6	$62.2	$30.8

For the three and nine months ended September 30, 2026, total investment income, which includes interest income and accretion of OID, was $21.5 million and $62.2 million, respectively. For the three and nine months ended September 30, 2025, total investment income, which includes interest income and accretion of OID, was $13.6 million and $30.8 million, respectively. The increase was primarily a result of an increase in the average size of our investment portfolio. We expect total investment income to continue to increase with the growing portfolio.

Net expenses

	For the three months ended September 30,		For the nine months ended September 30,
(in $ millions)	2026	2025	2026	2025
Interest and other debt financing costs	$6.2	$4.1	$19.0	$8.9
Offering costs	0.2	0.4	0.6	2.5
Management fees	1.8	1.1	5.1	2.5
Income based incentive fees	1.5	0.9	4.3	1.7
Capital gains based incentive fees	-	(0.2)	(0.5)	-
Professional fees	0.2	0.2	0.9	0.8
Directors’ fees	0.1	0.1	0.2	0.1
Administrative services expenses	0.4	0.3	1.2	1.1
Other general and administrative expenses	0.1	0.2	0.9	0.9
Total expenses	$10.5	$7.1	$31.7	$18.5
Management fees waiver	(0.0)	(0.0)	(0.1)	-
Income based incentive fees waiver	(1.5)	(0.9)	(4.3)	(1.7)
Capital gains based incentive fees waiver	-	0.2	0.5	0.0
Expense support	-	(1.1)	-	(5.1)
Expense support reimbursement	0.6	-	1.2	-
Net expenses	$9.6	$5.3	$29.0	$11.7
Provision for excise taxes	0.1	0.1	0.0	0.2
Total	$9.7	$5.4	$29.0	$11.9

For the three and nine months ended September 30, 2026, total net expenses, including the impact of the fee waivers, were $9.7 million and $29.0 million, respectively. For the three and nine months ended September 30, 2025, total net expenses, including the impact of the fee waivers and expense support, were $5.4 million and $11.9 million, respectively. The increase was primarily as a result of an increase in the average size of our investment portfolio and the associated increase in weighted average debt outstanding. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Net investment income

For the three and nine months ended September 30, 2026, net investment income was $11.8 million and $33.2 million, respectively. For the three and nine months ended September 30, 2025, net investment income was $8.2 million and $18.9 million, respectively. Net investment income can vary substantially from period to period due to various factors including net deployment, credit facilities usage and market base rates. The increase was primarily a result of an increase in the average size of our investment portfolio.

Net realized and unrealized gains (losses) on investments

For the three and nine months ended September 30, 2026, we recorded net realized and unrealized appreciation (depreciation) on investments of $2.5 million and $(11.5) million, respectively. For the three and nine months ended September 30, 2025, we recorded net realized and unrealized appreciation (depreciation) on investments of $(1.6) million and $(0.0) million, respectively. The change in net unrealized gains on investments is primarily driven by the performance of our investment portfolio.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks. Generally, we do not intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations. These hedging activities, which are in compliance with applicable legal and regulatory requirements, may include the use of various instruments, including futures, options and forward contracts. We bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

During the nine months ended September 30, 2026 and 2025, our average USD notional exposure, calculated daily on a weighted average basis on the duration of each forward contract, of foreign currency forward contracts was $12.4 million and $0, respectively.

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

As of September 30, 2026, we had $42.0 million in cash and cash equivalents and $231.8 million of undrawn capacity on our credit facilities (as defined below) subject to borrowing base and other limitations. As of September 30, 2026, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on current cash, availability under our credit facility, short-term investments and ongoing principal repayments on debt investment assets.

As of September 30, 2026, we were in compliance with our asset coverage requirements under the Investment Company Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of September 30, 2026. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our NAV as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

	As of September 30, 2026				As of December 31, 2025
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available(1)	Carrying Value(2)(3)
JPM Funding Facility III	$650.0	$418.2	$231.8	$418.2	$575.0	$420.0	$155.0	$420.0
Total Debt	$650.0	$418.2	$231.8	$418.2	$575.0	$420.0	$155.0	$420.0

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

(3) As of September 30, 2026 and December 31, 2025, the carrying amount of the outstanding debt approximated fair value,

unless otherwise noted.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2026 and 2025 was 5.78% and 7.11%, respectively. The weighted average borrowings outstanding for the nine months ended September 30, 2026 and 2025 were $430.6 million and $165.9 million, respectively.

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

The summary of costs incurred in connection with our credit facilities is presented below:

	For the three months ended		For the nine months ended
(in $ millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$5.4	$3.3	$16.8	$7.6
Unused facility fees	0.4	0.5	1.0	0.8
Amortization of financing costs	0.4	0.3	1.1	0.5
Total interest and other debt financing costs	$6.2	$4.1	$18.9	$8.9
Weighted average outstanding balance	$408.4	$223.1	$430.6	$165.9

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

As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 240% and 221%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6 “Debt” to our consolidated financial statements for more detail on the credit facilities.

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

The Private Placement Investors’ subscriptions were initially drawn down at a price of $25.00 per share, and subsequent subscriptions were priced at our current NAV at the time of contribution. Since our commencement of operations through September 30, 2026, we received $168.0 million of committed capital from the Private Placements, and in exchange therefore, we issued approximately 6,543,033 Class I shares to four stockholders, including the investment from our sole initial stockholder.

On August 1, 2024, we held the first closing in our public offering on a continuous basis of our Common Shares, including Class I shares, Class S shares and Class D shares, pursuant to a Registration Statement on Form N-2 (the “Offering”). As of September 30, 2026, pursuant to the Private Placements and our Offering that commenced on August 1, 2024, we have issued approximately 22,553,557 Class I, Class S and Class D shares and raised gross proceeds of approximately $597.9 million since inception through September 30, 2026. See “Recent Developments” for details on a subsequent issuance of shares.

The following table summarizes transactions in common shares for periods listed.

	For the nine months ended September 30, 2026			For the nine months ended September 30, 2025
(in $ millions except share amounts)	Shares	Amount		Shares	Amount
CLASS I
Subscriptions	5,361,162	$142.4		7,305,335	$197.6
Share transfers between classes	929	0.0		-	-
Distributions reinvested	1,970	0.1		-	-
Share repurchases, net of early repurchase deductions	(114,939)	(3.0)		-	-
Net increase (decrease)	5,249,122	$139.5	(1)	7,305,335	$197.6
CLASS S
Subscriptions	4,624	$0.1		2,234	$0.1
Share transfers between classes	-	-		-	-
Distributions reinvested	172	0.0		73	0.0
Share repurchases, net of early repurchase deductions	-	-		-	-
Net increase (decrease)	4,796	$0.1		2,307	$0.1
CLASS D
Subscriptions	929	$0.0		-	$-
Share transfers between classes	(929)	(0.0)		-	-
Distributions reinvested	-	-		-	-
Share repurchases, net of early repurchase deductions	-	-		-	-
Net increase (decrease)	-	$0.0		-	$-

(1) Totals may not add up due to rounding

The following table lists the Common Shares issued and total consideration for both the Offering and the Private Placements as of September 30, 2026. The table below does not include Common Shares issued through our distribution reinvestment plan or transferred Common Shares. We intend to continue selling Common Shares in the Offering on a monthly basis.

(dollar amounts in millions)	Common Shares issued	Total consideration
Registered Offering:
Class I	16,002,737	$429.7
Class S	6,858	0.2
Class D	929	0.0
Private Placements:
Class I	6,543,033	$168.0
Class S	-	-
Class D	-	-
Total:	22,553,557	$597.9

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

We declared monthly regular and special distributions for our Class I shares, Class S shares and Class D shares. The following table presents the monthly regular and special distributions that were declared and payable for the nine months ended September 30, 2026.

(in $ millions, except per share amounts)			Class I Distributions			Class S Distributions			Class D Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount		Per Share	Amount
January 31, 2026	January 30, 2026	February 27, 2026	$0.160	$3.0		$0.141	$0.0		$-	$-
January 31, 2026	January 30, 2026	February 27, 2026	0.040	0.8	(1)	0.040	0.0	(1)	-	-
February 28, 2026	February 25, 2026	March 30, 2026	0.165	3.1		0.146	0.0		0.159	0.0
March 31, 2026	March 27, 2026	April 30, 2026	0.165	3.2		0.146	0.0		0.159	0.0
March 31, 2026	March 27, 2026	April 30, 2026	0.070	1.3	(1)	0.070	0.0	(1)	0.070	0.0	(1)
April 30, 2026	April 28, 2026	May 27, 2026	0.165	3.4		0.146	0.0		0.160	0.0
May 31, 2026	May 22, 2026	June 30, 2026	0.165	3.4		0.146	0.0		0.160	0.0
June 30, 2026	June 25, 2026	July 31, 2026	0.165	3.5		0.146	0.0		0.160	0.0
June 30, 2026	June 25, 2026	July 31, 2026	0.045	0.9	(1)	0.045	0.0	(1)	0.045	0.0	(1)
July 31, 2026	July 28, 2026	August 31, 2026	0.165	3.5		0.146	0.0		0.160	0.0
August 31, 2026	August 25, 2026	September 30, 2026	0.165	3.7		0.146	0.0		-	-
September 30, 2026	September 25, 2026	October 30, 2026	0.165	3.7		0.146	0.0		-	-
September 30, 2026	September 25, 2026	October 30, 2026	0.045	1.0	(1)	0.045	-	(1)	-	-	(1)
			$1.680	$34.5	(2)	$1.509	$0.0	(2)	$1.073	$0.0	(2)
(1)
Represents a special distribution.
(2)
Totals may not add up due to rounding.

The following table presents the monthly regular and special distributions that were declared and payable for the nine months ended September 30, 2025.

(in $ millions, except per share amounts)			Class I Distributions			Class S Distributions			Class D Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount		Per Share	Amount		Per Share	Amount
January 31, 2025	January 29, 2025	February 27, 2025	$0.16	$1.1		$-	$-		$-	$-
January 31, 2025	January 29, 2025	February 27, 2025	0.06	0.4	(1)	-	-		-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.16	1.1		-	-		-	-
February 28, 2025	February 24, 2025	March 27, 2025	0.06	0.4	(1)	-	-		-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.16	1.1		-	-		-	-
March 31, 2025	March 26, 2025	April 28, 2025	0.06	0.4	(1)	-	-		-	-
April 30, 2025	April 28, 2025	May 28, 2025	0.16	1.5		0.14	0.0		-	-
April 30, 2025	April 28, 2025	May 28, 2025	0.06	0.6	(1)	0.06	0.0	(1)	-	-
May 31, 2025	May 22, 2025	June 27, 2025	0.16	1.5		0.14	0.0		-	-
May 31, 2025	May 22, 2025	June 27, 2025	0.06	0.6	(1)	0.06	0.0	(1)	-	-
June 30, 2025	June 25, 2025	July 29, 2025	0.16	1.6		0.14	0.0		-	-
June 30, 2025	June 25, 2025	July 29, 2025	0.06	0.6	(1)	0.06	0.0	(1)	-	-
July 31, 2025	July 29, 2025	August 29, 2025	0.16	1.9		0.14	0.0		-	-
July 31, 2025	July 29, 2025	August 29, 2025	0.06	0.7	(1)	0.06	0.0	(1)	-	-
August 31, 2025	August 25, 2025	September 30, 2025	0.16	2.0		0.14	0.0		-	-
August 31, 2025	August 25, 2025	September 30, 2025	0.06	0.7	(1)	0.06	0.0	(1)	-	-
September 30, 2025	September 25, 2025	October 31, 2025	0.16	2.2		0.14	0.0		-	-
September 30, 2025	September 25, 2025	October 31, 2025	0.06	0.8	(1)	0.06	0.0	(1)	-	-
			$1.98	$19.3	(2)	$1.20	$0.0	(2)	$-	$-

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

In accordance with our share repurchase program, we made a share repurchase offer in the first three quarters of both 2026 and 2025. There were 114,939 shares repurchased for the nine months ended September 30, 2026 using a purchase price equal to the NAV per share as of the last calendar day of the applicable month. There were no share repurchases actually completed for the nine months ended September 30, 2025.

The following table presents the share repurchases completed during the nine months ended September 30, 2026 (dollar amounts in thousands except per share amounts):

Repurchase Pricing Date	Total Number of Shares Repurchased (1)	Percentage of Outstanding Shares Repurchased (1)(2)	Repurchase Request Deadline	Purchase Price Per Share	Amount Repurchased (All Classes) (3)	Maximum number of shares that may yet be purchased under the repurchase program (4)
August 31, 2026	114,939	0.55%	September 24, 2026	$26.47	$3,003	-

(1)
During the three months ended September 30, 2026, we fulfilled repurchase requests equal to 0.55% of outstanding shares as of July 31, 2026, or 100% of repurchase requests.

(2)
Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

(3)
Amounts shown net of the early repurchase deduction, if any.

(4)
Unfulfilled repurchase requests do not carry over automatically and must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the share repurchase program, as applicable.

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2026 and December 31, 2025, we had aggregate unfunded commitments totaling $215.1 million and $130.6 million, respectively. See Note 8 “Commitments and Contingencies” to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On October 1, 2026, we issued and sold approximately 73,920 Common Shares (consisting of 73,920 Class I shares) at an offering price of $26.38 per share, and received $2.0 million as payment for such shares.

On October 28, 2026, we announced the declaration of the amounts per share set forth below for our Class I shares and Class S shares. The distributions for Class I shares and Class S shares were payable to stockholders of record as of the open of business on October 31, 2026 and will be paid on or about November 30, 2026. The distributions will be paid in cash or reinvested in the Class I shares and Class S shares, as applicable, for stockholders participating in our distribution reinvestment plan.

	Gross Distribution	Stockholder Servicing and/or Distribution Fee	Net Distribution
Class I Common Shares	$0.16500	$-	$0.16500
Class S Common Shares	0.16500	0.01869	0.14631

On November 1, 2026, pursuant to the Offering, we received approximately $0.5 million in subscriptions from third party unaffiliated investors. The purchase price per Class I share, Class S share and Class D share will equal the Company’s net asset value per Class I share, Class S share and Class D share, respectively, as of the last calendar day of October 31, 2026 (the “October NAV”), which is generally expected to be available within 20 business days after November 1, 2026. At that time, the number of Class I shares, Class S shares and Class D shares issued to each investor based on the October NAV and such investor’s subscription amount will be determined and Class I shares, Class S shares and Class D shares, as applicable, will be credited to the investor’s account as of the effective date of the share purchase, November 1, 2026.

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

As of September 30, 2026, 98.1% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statements of Assets and Liabilities as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	$9.1	$4.2	$4.9
Up 75 basis points	6.9	3.1	3.8
Up 50 basis points	4.6	2.1	2.5
Up 25 basis points	2.3	1.0	1.3
Down 25 basis points	(2.3)	(1.0)	(1.3)
Down 50 basis points	(4.6)	(2.1)	(2.5)
Down 75 basis points	(6.9)	(3.1)	(3.8)
Down 100 basis points	(9.1)	(4.2)	(4.9)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Refer to Item 8.01 in our Current Reports on Form 8-K filed with the SEC on July 28, 2026, August 25, 2026, September 25, 2026 and October 28, 2026 for information about unregistered sales of our equity securities during the quarter and subsequent to the quarter end.

Share Repurchase Program

The following information is incorporated by reference into this Item 2:

Information regarding our share repurchase program is set forth in Note 9 to our consolidated financial statements for the three and nine months ended September 30, 2026, included in Part I, Item 1 of this Form 10-Q, as well as Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.”

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

By:	/s/ Eric Hall
Eric Hall
Chief Executive Officer and President (Principal Executive Officer)
Date: November 13, 2026

By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 13, 2026